Form 10KSB
period 1996-04-30
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1996-08-13
CIK 727347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

                  -------------------------------------------


  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended:  April 30, 1996

  [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For  the  transition  period  from _______________  to  ________________.

  Commission file number:  0-13652


                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Colorado                                   84-0917382
- ------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

     6025 South Quebec, Suite 300,
        Englewood,  Colorado                               80111
- ------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (303) 721-8200
                ----------------------------------------------
                Issuer's Telephone Number, Including Area Code


Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to Section 12(g) of the Act:


                     Common Stock, no par value per share
                     ------------------------------------
                               (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB.      [  ]

The issuer's revenues for its most recent fiscal year:  $ 12,556,316

The aggregate market value of the voting stock held as of July 19, 1996 by non affiliates of the issuer was $2,029,175. As of July 19, 1996, the issuer had 1,546,039 shares of its no par value Common Stock issued and outstanding.

                              TABLE  OF  CONTENTS



PART I    Page
- --------  ----
Item        1.  Description of Business............................  1
Item        2.  Description of Property............................  5
Item        3.  Legal Proceedings..................................  6
Item        4.  Submission of Matters to a Vote of Security-Holders  6

                                    PART  II
                                    --------

Item    5.  Market for Common Equity and Related Stockholder Matters...   7

Item    6.  Management's Discussion and Analysis or Plan of Operations.   7

Item    7.  Financial Statements.......................................  11

Item    8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure...................................  11

                                   PART  III
                                   ---------

Item     9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act............  12

Item    10.  Executive Compensation.......................................  13

Item    11.  Security  Ownership  of  Certain  Beneficial  Owners
             and  Management..............................................  14

Item    12.  Certain  Relationships  and  Related  Transactions...........  15

Item    13.  Exhibits and  Reports  on  Form  8-K.........................  16


                                    PART I

Item  1.  Description of Business
          -----------------------

Business Development

Communications World International, Inc. ("Registrant", "Company" or "CommWorld") was incorporated in 1983 under Colorado law and has its principal executive offices at 6025 South Quebec Street, Suite 300, Englewood, Colorado 80111. CommWorld has established a distribution network for a variety of telecommunications products and services, including business telephone systems, through: (1) franchises under the CommWorld name, (2) Company-owned outlets and
(3) direct sales to end users through its corporate sales and marketing division. The Company had 65 franchises located in 27 states and 7 Company-owned outlets at April 30, 1996. Through its distribution network the Company sells and services private telephone systems and peripheral products, such as voice messaging and related systems for business users. The Company's franchisees and Company-owned outlets market their products primarily to small and medium-size businesses while the Company's corporate sales and marketing department markets the same products and services directly to multi-location businesses.

The Company purchases telephone and related communications equipment from manufacturers and supply houses. The Company sells this equipment to the franchisees who, in turn, sell the equipment to their customers and connect this equipment to local telephone company lines servicing areas in which their customers are located. The principal telephone systems sold to customers are Key telephone systems which differ from larger PBX systems in that each incoming telephone line can be accessed by each telephone in the particular business.

In April 1994, the Company entered into a merger agreement pursuant to which Master Franchise, Inc. and Communications World of Phoenix South, Inc. merged into CommWorld of Phoenix, Inc., an Arizona corporation organized as a subsidiary of the Company to be the survivor of this merger. Communications World of Phoenix South, Inc. was one of the Company's oldest and more profitable franchises. The merger was made to enhance the franchise network of the Company with profitable Company-owned locations. The Company acquired all of the outstanding capital stock of Master Franchise, Inc. and Communications World of Phoenix South, Inc. for approximately $378,000 from the sole shareholder, Mr. Rolden Heath ("Heath").

The purchase was financed by the issuance of 47,765 shares of common stock, valued at the market price of the common stock of $4.25 per share on the date of the letter of intent, 80,088 shares of Series B Preferred Stock, valued at its estimated market value of $1.00 per share, and the issuance of notes payable in the aggregate principal amount of $95,000, of which $25,000 was paid in June 1994. Additionally, Heath entered into a three year employment and non-compete agreement with CommWorld of Phoenix, Inc. This acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $200,000 has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

In July 1994, the Company entered into a merger agreement pursuant to which Communications World of Seattle North, Inc. merged into CommWorld of Seattle, Inc., a Washington corporation organized as a subsidiary of the Company to be the survivor of this merger. Communications World of Seattle North, Inc. was also one of the Company's more profitable franchises. The Company acquired all of the outstanding capital stock of CommWorld of Seattle, Inc., for approximately $453,000 from the shareholders, David and Diane Lepsig ("Lepsigs").

The purchase was financed by the issuance of 50,117 shares of common stock, valued at the market price of the common stock of $4.25 per share on the date of the letter of intent, 140,060 shares of a newly created Series C Preferred Stock, valued at its estimated market value of $1.00 per share, and the issuance of notes payable in the aggregate principal amount of $100,000, of which $25,000 was paid in July 1994. The remaining $75,000 is payable with interest only for the first two years and then payable in equal monthly installments over three years with interest at 10% per annum. The Lepsigs entered into employment and non-compete agreements and will be entitled to receive, in addition to their regular salaries, a bonus of 50% of annual net income before taxes of CommWorld of Seattle, Inc. in excess of $75,000 per year for the next three years, up to a aggregate maximum amount of $200,000. This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $280,000 has been recorded as goodwill and is being amortized on the straight-line basis over ten years.

In October 1994, Digital Telecom, Incorporated ("DTI") merged into International Communications Acquisition Corp. of Colorado, a Colorado corporation organized as a subsidiary of the Company to be the survivor of this merger, d.b.a. CommWorld NationWide. The Company acquired all of the outstanding capital stock of DTI from the two shareholders, Russell Withers ("Withers") and Ronald Haines ("Haines"). The purchase price consisted of cash of approximately $102,500, the issuance of 57,750 shares of common stock, valued at the market price of the common stock of $4.00 per share on the date of the letter of intent, 181,484 shares of Series C Preferred Stock, valued at the par value of $1.00 per share, and the issuance of notes payable in the principal amount of $200,000. The notes are payable with interest only for the first two years, and then payable in equal monthly installments over three years with interest at 9% per annum. Withers and Haines each entered into employment and non-compete agreements and will be entitled to receive, in addition to their regular salaries, 3.5% of annual net income before taxes of DTI for a period of three years for Withers and 3.5% of annual net income before taxes of DTI for a period of two years for Haines, under certain circumstances.

The acquisition of DTI was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $640,000 was recorded as goodwill and amortized on a straight-line basis over ten years.

Effective August 1, 1995, Communications World of Columbia, Inc. (Columbia) and Alpha Communications & Technology, Inc. (Alpha), d.b.a. CommWorld of Northern Virginia, merged with CommWorld National Capitol Area, Inc., a Virginia corporation organized as a subsidiary of the Company to be the survivor of this merger. The Company acquired all of the outstanding capital stock of Columbia from the two shareholders, John E. Hanner and John C. Hanner. The purchase price consisted of cash of $17,500, the issuance of 10,000 shares of common stock, valued at the market price of the common stock of $4.00 per share on the date of the letter of intent, 40,000 shares of Series C Preferred Stock, valued at the par value of $1.00 per share, and the issuance of notes payable in the aggregate principal amount of $30,000. The notes are payable with interest only for the first two years, and then payable in equal monthly installments over three years with interest at 9% per annum. Each of the individuals entered into employment and noncompete agreements with the Company. The Company acquired all of the outstanding common stock of Alpha from the sole shareholder, Bennie Hester. The purchase price consisted of cash of $7,500, the issuance of 11,875 shares of common stock, valued at the market price of the common stock of $4.00 per share on the date of the letter of intent, and 65,134 shares of Series C Preferred Stock, valued at the par value of $1.00 per share.

The acquisition of Columbia and Alpha was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $152,900 was recorded as goodwill and is being amortized on a straight line basis over ten years.

The Company believes that there may be additional opportunities to acquire other profitable inter-connect dealers, both inside and outside the Company's franchise network. The Company also believes that there may be other opportunities to acquire companies in the telecommunications industry. The Company's determination of whether to enter into merger and acquisition agreements in the future will depend upon several factors, including the Company's financial resources and business operations.

Franchise  Program
- ------------------

In 1992, the Company substantially revised its franchise program. Pursuant to the terms of the Company's current franchise program, a franchisee will pay a one time, nonrefundable, franchise fee of $12,500 or $7,500, depending upon the number of businesses in the potential franchisee's market place. The franchise fee is payable upon the execution of the franchise agreement or on a four-month installment basis.

The franchisee is entitled to purchase equipment from or through the Company on a "cost mark-up royalty" basis, meaning based on the cost to the Company of equipment and products purchased plus a mark-up to the franchisee. The amount of the cost mark-up royalty varies by manufacturer and by the volume of purchases of the individual franchisee. A franchisee only pays royalties on equipment purchased through or from the Company.

The franchisee is not required to make any purchases of equipment through the Company; however, the Company believes that it will be able to obtain favorable pricing from suppliers based on negotiated purchases and quantity buying arrangements. The Company anticipates that these prices will be lower than prices which the franchisee could negotiate directly with suppliers. Currently, all franchises purchase some equipment or services from the Company. The franchisee is responsible for all warranty service on equipment sold by it and manufacturers' warranties are passed through to the franchisee. The Company also offers sales and marketing training and other assistance to the franchisees for scheduled fees.

The franchisee is granted a license to use the "COMMWORLD" name and trademarks in the franchised territory. The franchisee is required to conform to certain standards of business practices, to maintain minimum inventories of products and services, and to make arrangements with local telephone companies as necessary to provide installation services to customers. The installation and the service work performed by the franchisees is either done by their staff or is subcontracted through installation companies which are independently owned and operated. Each franchise is run as an independent business and, as such, is responsible for the operation of its business including the collection of receivables, arrangement of any customer financing, and employment of adequate staff.

Franchisees are permitted to assign their franchise provided that the Company receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and the Company receives a transfer fee equal to 10 percent of the franchise fee then in effect. In addition, the Company has the right of first refusal to purchase the franchise prior to its sale to another party.

The term of the franchise is for 10 years unless earlier terminated provided that, during the first 12 months of the franchise, the franchisee has the right to terminate the franchise without a refund of the franchise fee. The Company has the right to terminate any franchise in the event of the franchisee's bankruptcy, a default under the franchise agreement, or other events. The franchisees have the right to renew the initial term of the agreement for an additional 10 years if, at the time of renewal, the franchisee is in good standing and pays a successor franchisee fee in the amount of 10 percent of the franchise fee then in effect.

Reacquired Franchises
- ---------------------

In years prior to fiscal 1995, the Company reacquired one franchise operation and one franchisee's exclusive territory. The purchased operation is located in Fort Collins, Colorado and was purchased for approximately $124,000 primarily through the cancellation of notes and accounts receivable due to the Company.

The reacquired exclusive franchise territory was originally granted under the pre-1992 franchise program and is located in Dallas, Texas (master franchise). The Company anticipates selling new franchises in the Dallas, Texas territory along with other territories reacquired in prior years. Other territories reacquired in years prior to fiscal 1995 are located in Los Angeles, California (master franchise) and in Kansas City, Missouri (sales franchise).

The Company sold one reacquired franchise on May 1, 1992 and four reacquired franchises on July 31, 1992, all of which were located in Denver, Colorado. The Company also sold one reacquired franchise on April 30, 1993 in Minneapolis, Minnesota.

Leasing and Rental  Program
- ---------------------------

The Company has entered into agreements with several leasing companies to provide lease financing facilities to customers of the Company's franchisees and to the Company's direct customers under the CommWorld name. Pursuant to these agreements, the leasing companies finance and manage the lease of equipment to customers including matters relating to collections, taxes, legal issues, residuals and billings.

The Company initiates the leases and directs marketing and training of personnel working on this program in exchange for fees based on the amount of all leases entered into under this program and on each individual lease.

Competition
- -----------

The Company's principal business is in the interconnect telephone industry which sells and services private telephone systems for the business user. The interconnect industry, so-called because it involves the connection of privately manufactured and owned equipment to local telephone systems, developed from the divestiture of the Bell operating companies and court and regulatory rulings allowing telephone customers to connect separately purchased equipment to existing local telephone systems.

The interconnect industry continues to expand beyond sales of traditional telephone equipment, with the greatest growth in sales of voice processing, data communications, and data processing equipment. The Company competes with other interconnect telephone companies on the basis of the equipment offered by the Company's franchisees, price and after-sale service. Although the Company concentrates on the sale of Key systems as opposed to larger PBX systems, the manufacturers of these systems have been successful in providing state-of-the art electronic equipment for this market segment.

The Company faces intense competition from AT&T, the various Bell operating companies and over 10,000 other companies believed to be engaged in the interconnect telephone industry. Many of these companies have resources substantially greater than those of the Company. It can be expected that competition in the interconnect telephone industry will be intense for the foreseeable future.

Product  Supply
- ---------------

The Company currently purchases telephone systems and various peripheral equipment from seven major suppliers. One of the suppliers, Toshiba America Information Systems, Inc. (TAIS), provides approximately 75% of the inventory and products purchased by the Company while offering flexible credit terms. If the Company's relationship with TAIS was to cease, it could have a significant adverse impact on the operations of the Company. Product availability from suppliers under open lines of credit has been sufficient for the Company's current franchise locations in the last two years. However, all products may not necessarily be available to future franchise locations. The Company continually monitors changes in products offered by these manufacturers, as well as others, to review its current and future product mix. The Company's products are warranted by their vendors for at least one year for defects in material and workmanship.

Regulation
- ----------

The Federal Communications Commission ("FCC") regulates the telephone industry. The FCC has a registration program providing minimum specifications for customer-owned equipment.

The Federal Trade Commission ("FTC") requires franchisors to provide prospective franchisees with a Uniform Franchise Offering Circular which sets forth detailed information about the franchisor and the franchise program.

A number of states require a franchisor to register prior to selling franchises in those particular states and the Company registers its offering of the franchise program in those states in which registration is required. In addition, states may impose certain minimum requirements on franchises located within that state. For example, franchises in Iowa, by law, have a three-mile exclusive territory.

Backlog  And  Employees
- -----------------------

As of April 30, 1996 and 1995, the Company had backlogs of unfilled franchisees' orders of less than $50,000. As of July 19, 1996, the Company had approximately 85 full-time employees involved in administration, sales, accounting, warehousing, franchise relations, and subsidiary company coordination.

In the fiscal year ended April 30, 1996, the Company made an arrangement with its largest customer to provide the telephone and peripheral systems for all of the customer's new locations to be built during the period from November 1, 1995 through October 31, 1996. It is anticipated that the gross revenue from these installations will exceed $2 million. This represents an increase in gross revenue from this customer of approximately $450,000.

Item  2.  Description of Property
          -----------------------
The Company leases approximately 7,700 square feet of space at 6025 South Quebec Street, Suite 300, Englewood, Colorado for approximately $9,900 per month pursuant to a lease which expires in June 1998.

In addition, the Company leases (i) 5,310 square feet of office and warehouse space in Englewood, Colorado for approximately $2,700 per month under a lease which expires in December 1996, (ii) 1,400 square feet of office and warehouse space in Scottsdale, Arizona on a month-to-month basis for approximately $1,200 per month, (iii) 3,600 square feet of office and warehouse space in Seattle, Washington for approximately $6,900 per month which expires in October 1997,
(iv) 1,480 square feet of office space in Aurora, Colorado for approximately $1,400 per month which expires in May 1997 and (v) 2,655 square feet of office and warehouse space in Falls Church, Virginia for approximately $2,500 per month
which expires in April 1997.   In fiscal 1996, the Company relocated the
personnel located in Aurora, Colorado to the Company's main office in the Englewood, Colorado and continues attempts to sublease the Aurora, Colorado office space.

Item  3.  Legal Proceedings
          -----------------
The Company is not currently a party to any material pending or threatened legal proceedings.

Item  4.  Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------
During the Company's quarter ended April 30, 1996, no matter was submitted to a vote of the Company's security holders.

                                    PART II

Item  5.  Market  for Common  Equity  and  Related Stockholder  Matters
          -------------------------------------------------------------
The Company's common stock (the "Common Stock") trades on the NASDAQ Small-Cap Market under the symbol "CWII." Additionally, warrants to purchase Common Stock are traded under the symbol "CWIIW." Set forth in the following table are high and low bid quotations for each quarter in the fiscal years ended April 30, 1996 and 1995. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.


                                  Common Stock           Warrants

Quarter Ended                    High       Low         High    Low
- -------------                    ----       ---         ----    ---

July 31, 1994                    $4.38      $3.63       $0.34   $0.09

October 31, 1994                  4.88       3.63        0.88    0.31

January 31, 1995                  6.13       4.75        1.63    1.06

April 30, 1995                    6.43       3.38        1.68    0.25

July 31, 1995                     4.00       2.25        0.43    0.13

October 31, 1995                  3.13       1.13        0.16    0.03

January 31, 1996                  2.00       1.13        0.42    0.03

April 30, 1996                    1.50        .53        0.03    0.03

NASDAQ has a minimum equity requirement in the amount of $1,000,000. Currently, the Company is not in compliance with this requirement. The Company has developed a plan, whereby, the Company would be in compliance in the future, however there can be no assurance that the Company will be able to successfully implement its plan. If the Company is unable to increase its equity above the minimum equity amount, the Company would most likely be delisted from NASDAQ.

There were approximately 230 holders of record of the Common Stock as of July 19, 1996.

No dividends have been declared or paid on the shares of Common Stock and the Company does not anticipate paying cash dividends on the shares of Common Stock in the foreseeable future. The Company may not pay dividends without the consent of its accounts receivable finance company. No dividends may be paid on the Common Stock unless accumulated dividends on the Preferred Stock have been paid.

Item  6.  Management's Discussion and Analysis or Plan of Operations
          -----------------------------------------------------------
          Overview
          --------

The strategy of the Company in fiscal year 1995 centered around the acquisition of company-owned outlets in order to increase margins and build its own customer base. These acquisitions discussed previously contributed to an increase in revenues of 84% in fiscal 1995 and an increase in gross margins from 21% in fiscal 1994 to 27% in fiscal 1995. The consolidation of the acquired Company-owned outlets increased selling, general and administrative expenses during fiscal 1995. These efforts were intended to increase sales revenue in fiscal 1996 and beyond.

In fiscal year 1996, the Company concentrated on operating the Company-owned outlets. These acquisitions contributed to an increase in revenues of direct equipment and related services of $2,685,000 or 66% from the prior fiscal year. The gross margin realized on all equipment sales increased from 24% in fiscal 1995 to 29% in fiscal 1996. Management continues to look for opportunities to consolidate operations and reduce general and administrative expenses related to the operations of the subsidiaries.

The Company believes that through the franchise network and its own customer base it has an opportunity to resell long distance services. In the past, the Company offered long distance services through third party resellers, but not at attractive rates or commissions. The Company set up its own reselling program in fiscal 1995 under the name CommWorld Network Services. Expenses were incurred in fiscal 1995 for personnel and other expenses to establish this program. Marketing of the new program began in fiscal 1996; however, no significant revenues have been generated to date.

Liquidity and Capital Resources
- -------------------------------

The independent auditors' report on the Company's consolidated financial statements contains an explanatory paragraph that states the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent upon the realization of management's plans to increase revenue, improve gross profit margins and contain general and administrative expenses. There can be no assurance that the Company will be able to successfully implement its plans.

As a result of the Company's continued losses, net cash used by operating activities was $553,136 for the year ended April 30, 1995. Losses sustained during fiscal year 1995 were funded through increased credit from suppliers and with the proceeds from the issuance of preferred stock.

The loss incurred for the year ended April 30, 1996 was funded primarily through increased credit from suppliers offset by an increase in accounts receivable. The increased credit from suppliers came primarily from the restructuring of accounts payable into notes payable, as discussed below.

Management has taken the following actions to improve its liquidity and capitalization in the current and prior years:

(A) Effective December 22, 1995, the Company negotiated with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable (the "Note") and to increase the current credit facility by $400,000. This allowed the Company to meet its immediate obligations, provided a short-term increase in cash flow, and increased working capital by the long-term portion of the note, approximately $1,260,000.

     Pursuant to the Note, the Company is required to make 60 equal installments of $29,598, including interest at 6% per annum, which began in February 1996. In addition to the monthly installments, the Company is required to make prepayments of principal of at least $10,000 per month if the monthly net operating cash flow of the Company, defined as pre-tax income plus depreciation and amortization, exceeds $75,000 for three consecutive months. Thereafter, 60% of each additional $5,000 of monthly net operating cash flow in excess of $75,000 must be paid. The Company is also required to use a portion of the net proceeds from any offering of its stock or debt securities to make a principal prepayment. The prepayment will be equal to a percentage of the net proceeds in excess of $350,000 as follows: 40% of net proceeds between $350,000 and $1 million, 50% of net proceeds between $1 million and $2 million, 60% of net proceeds between $2 million and $3 million and 100% of net proceeds in excess of $3 million, but not to exceed the remaining principal balance of the Note. The Note has been guaranteed personally by Richard D. Olson, President of the Company.

(B) In January 1995, the Company entered into an accounts receivable financing agreement pursuant to which the Company may be extended credit of up to $1,000,000 based upon its outstanding accounts receivable, at an interest rate which is 10% in excess of the prime rate. The agreement is subject to termination upon 30 days notice by either party. The new financing agreement contains various covenants which if not complied with could enable the finance company to demand payment of the amount outstanding.
     The Company is not currently in default of any of the covenants.

     Advances under the line of credit are limited to 70% of eligible receivables, as defined. All receivables over 90 days past due and all receivables from customers with 90-day past due balances in excess of 10% of their total balances are not considered eligible. The outstanding amount is reduced by accounts receivable collections and increased periodically by advances supported by new receivables and collection activity. The outstanding balance under this line of credit was $689,060 and $691,231 at April 30, 1996 and 1995, respectively.

(C) In calendar 1994, the Company received net proceeds of $813,812 from the sale of its securities to private investors. These securities consisted of 149,790 shares of Common Stock, 1,250,000 warrants to purchase an aggregate of 125,000 shares of Common Stock and 250,000 shares of Series E Preferred Stock. Ten warrants entitled the holder thereof to purchase one share of Common Stock at $5.00 per share through December 31, 1995. From January 1, 1996 through June 30, 1997 the exercise price will be $6.00 per share. The 250,000 shares of Series E Preferred Stock were converted into 250,000 shares of Common Stock on June 14, 1995. The proceeds of the offering of warrants and Series E Preferred Stock enabled the Company to fund its cash flow deficit from operations for the year ended April 30, 1995.

There are currently no material commitments for capital expenditures.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs based on increases in its revenue growth and the availability of credit from the Company's accounts receivable financing company and major supplier. However, there can be no assurance that the Company will be able to successfully implement its plans to increase revenue, improve gross profit margins and contain general and administrative expenses and therefore finance its operations over the longer term.

Results of Operations
- ---------------------

For the Year Ended April 30, 1996
- ---------------------------------

The Company incurred a net loss of $1,179,736 during the year ended April 30, 1996 as compared to $710,612 for the year ended April 30, 1995. The increase in the net loss of $469,000 was largely due to an increase in interest expense of $105,000 associated with the Company's line of credit being in place for the entire fiscal year, an increase in the provision for bad debts of $131,000 related to higher sales volume and specific write-offs, and also an increase in amortization of intangible assets of $50,000 related to the acquisitions of subsidiaries.

Initial franchise fees of $82,500 for the year ended April 30, 1996 is comparable to the $90,000 reported in the prior fiscal year. The Company is actively seeking qualified companies to become new franchises.

Equipment and related service revenue from franchisees decreased $290,000 or 5% during the year ended April 30, 1996. The decrease in net margin related to this decrease in sales is approximately $86,000. The net margin on equipment sales to franchisees was effected during the current fiscal year due to the Company providing a valuation reserve of approximately $33,000 against its inventory to properly value replacement parts inventory at the lower of cost or market.

Revenue from direct sales of equipment and services increased $2,686,000 during the current fiscal year as a result of a full year of operations of the Company-owned outlets and from increased sales at the CommWorld NationWide subsidiary. Cost of goods sold and selling expenses increased a total of $1,347,000 related to this increased revenue.

General and administrative expenses increased approximately $1,119,000 or 46% during fiscal year 1996. The increase is largely due to the increased number of personnel and related overhead expenses associated with the acquisitions of the Company-owned outlets.

The increase of $1,339,000 in gross profit margin from the direct sales of equipment and services in fiscal year 1996 compared to fiscal year 1995 was offset by an increase in general and administrative expenses necessary to operate the new locations. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.

For the Year Ended April 30, 1995
- ---------------------------------


The Company incurred a net loss of $710,612 during the year ended April 30, 1995 as compared to $1,081,589 for the year ended April 30, 1994. The decrease in the net loss in fiscal 1995 was largely due to a) an increase in revenue of $4,679,669 and gross profit thereon, b) the absence of litigation expenses in fiscal 1995 and c) increases in efficiency in utilization of personnel. Gross profit grew 134% while general and administrative expenses increased 54%.

Initial franchise fees decreased from $176,833 for the year ended April 30, 1994 to $90,000 for the year ended April 30, 1995. The decrease in franchise fees is a result of the Company's change in franchise sales management and time spent on the reevaluation of the Company's franchise marketing strategies.

Equipment and related service revenue from franchisees increased 26% in fiscal 1995 as compared to the prior year from $4,494,175 to $5,655,485 due to the Company's ability to finance additional equipment using the Company's line of credit that activated in February of 1994. The use of the credit facility enabled the Company to better meet the demand for equipment from franchisees.

Revenue from direct equipment and services increased from $524,179 in fiscal 1994 to $4,064,784 in fiscal 1995 due to the acquisition of Company-owned outlets previously discussed. The Company-owned outlets sell telecommunications equipment and services directly to end users, normally small to medium size businesses. Direct sales have larger profit margins than equipment and related service revenue to franchisees.

Leasing fees and rental income increased by 33% due to the continued marketing efforts and attention to customer service to franchisees.

Selling expenses increased from $378,811 in fiscal 1994 to $536,531 in fiscal 1995, or 42%. The increase was due to the addition of the Company-owned outlets in fiscal 1995 that utilized sales personnel and advertising more than the Company's franchise operations.

General and administrative expenses increased approximately 54% to $2,418,428 in fiscal 1995 from $1,562,220 for the year ended April 30, 1994. The increase was largely due to an increase in the number of personnel and related overhead expenses associated with the acquisitions of Company-owned outlets in Phoenix, Seattle, and Denver. Primarily as a result of the acquisitions, revenue increased by 84% and gross profit increased by 134% from fiscal 1994 to fiscal 1995. For the same period, general and administrative expenses increased by 54%.

Interest expense increased from $75,291 in fiscal 1994 to $198,908 in fiscal 1995 due to the Company's line of credit being in place and utilized four months in 1994 while in 1995 lines of credit were available and utilized for the entire fiscal year. Amortization of intangibles increased due to the addition of amoritizable assets in connection with the acquisitions completed at the end of fiscal 1994 and in fiscal 1995. The provision for bad debt increased from $26,953 to $156,383 due to the increase in accounts receivable resulting from increased sales both to franchisees and with the acquisitions of Company-owned outlets in fiscal 1995.

Impact of Recently Issued Accounting Standards
- -----------------------------------------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect, if any, of adoption will be material.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. The Company does not expect at this date to adopt the recognition and measurement provisions of the Statement; however, the required disclosures will be provided for its fiscal year ended April 30, 1997.

Item  7.  Financial  Statements
          ----------------------

Consolidated financial statements required to be filed hereunder are included following Part III.

Item  8.  Changes In and Disagreements With Accountants on Accounting and
          ----------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

                                   PART III

Item  9.  Directors, Executive  Officers, Promoters and Control Persons;
          --------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

The  directors  and  executive  officers  of  the  Company  are  as follows:


Name                          Position
- ----                          --------
Samuel D. Addoms              Director

Edwin B. Spievack             Director

Richard D. Olson              President, Chief Executive Officer, Director

Scott E. Harris               Executive Vice President, Chief Financial Officer

George Leonard                Executive Vice President, Chief Information Officer


Samuel D. Addoms - Age 56.  Mr. Addoms has been a director of the Company since
- ----------------
October 1992. From November 1993 to January 1995 he served as the Executive Vice President of Frontier Airlines, Inc. and has served as President from January 1995 to present. He has also served as a Director of Frontier Airlines, Inc. from November 1993 to present. From February 1996 to present, he has been an Independent General Partner and a Director of Boettcher Venture Capital Partners. From February to October 1993, he served as the President and Director of Brainwave Systems, Inc., a software company. From September 1992 to September 1993, he served as a financial consultant to various companies. From October 1991 to August 1992, he served as President and a Director of CaseWorks Software, Inc. of Calgary, Alberta, Canada and its U.S. affiliate, CaseWorks Software International, Inc. of Denver, Colorado. These entities are engaged in the development and marketing of a proprietary software program used in the operation of human resource agencies in Canada and the United States. From May 1990 to September 1991, he served as a financial consultant to various companies. From 1988 until its closing in April 1990, he acted as President and a Director of Rio Grande Produce Co., a start-up retail/wholesale produce outlet located in Aurora, Colorado. From 1985 to 1988, he was Chairman of Addoms & Humphreys, a business development company, which consulted with small to medium-size businesses interested in start-up, reorganizing, making acquisitions and raising capital. From 1987 to 1989, he was a Director of Connecting Point of America, Inc., a franchisor of retail computer stores. From 1991 to 1992, he was a Director of North Gate Computer Systems, Inc. of Eden Prairie, Minnesota, a public company which manufactures and markets IBM compatible personal computers through a direct-response marketing channel. From 1990 to present, he has served as Director of CWE, Inc., a publicly held computer and electronics merchandiser. Mr. Addoms received a B.A. degree from Wesleyan University in 1961. He devotes such time to the Company's business as requested by the Company.

Edwin B. Spievack - Age 64.  Mr. Spievack was elected to the Board of Directors
- -----------------
of the Company in February 1993. From March 1995 to present, he has been an independent consultant to various companies in the telecommunications industry. From 1982 to March 1995, he was President of North American Telecommunications Association (NATA). From 1972 to 1982, he served as NATA's General Counsel. From 1970 through 1971, he served as Vice President and General Counsel for Arcata Communications, the first major U.S. telecommunications distributor. Mr. Spievack was employed as a legal assistant for the Federal Communications Commission in 1969 and 1970. Prior to 1969, he practiced law in Cincinnati, Ohio. Mr. Spievack is a member of the Board of Directors of TPI Enterprises, Inc., a publicly held company which owns and operates restaurants. Mr. Spievack received a B.A. degree from Columbia College in 1954 and received a J.D. from Columbia University Law School in 1958. He devotes such time to the Company's business as requested by the Company.

Richard  D.  Olson - Age  42.  Mr. Olson has served as the Chief Executive
- ------------------
Officer of the Company since February 1992 and President since July 1992. From November 1988 until January 1992, he was a marketing and finance consultant doing business as R.D. Olson & Associates. From June 1986 until October 1988, he was the Chief Operating Officer and Executive Vice President of Interstate Lending Corporation.

Scott E. Harris - Age 42.  Mr. Harris has served as Chief Financial Officer of
- ---------------
the Company since August 15, 1995. From October 1992 to November 1994, he served as Chief Financial Officer of Mortgage Alliance Corporation. From April 1989 to October 1992, he served as Vice President of Finance for the AMC Cancer Research Center. Mr. Harris received a B.S.B.A. degree from the University of Denver in 1975. He devotes full time to the Company's business.

George Leonard - Age 46.  Mr. Leonard joined CommWorld in May 1996 as Executive
- --------------
Vice President and Chief Operating Officer of the Information Systems and Marketing Division. From January 1995 to May 1996, Mr. Leonard was Consultant and Vice President, Business Development for VideoWare Inc. in Dallas, Texas, a video communications and multimedia development and marketing company. From May 1994 to May 1996, Mr. Leonard was a consultant to the president of Impact Solutions Corporation of San Diego, California, a company engaged in mobile computing solutions for the U.S. public safety sector. From August 1992 to May 1994, he was Chief Operating Officer for The Complete Systems Corporation genesys in Orlando, Florida, and CEO of Discovery Technologies Inc. in Longmont, Colorado, related companies providing medical imaging systems for the U.S. health care sector. Mr. Leonard owned Aspencliff Computing from May 1990 to August 1992, where he provided technology and business development consulting to high technology companies. Mr. Leonard devotes full time to the Company's business.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. There are no family relationships between any director or executive officer of the Company.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and any written representation referred to in Item 405(f)(2)(i), to the Company's knowledge, no officer, director, or beneficial owner of more than ten percent of the Company's equity securities failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the 1934 Act during the most recent fiscal year or prior fiscal years.

Item  10.   Executive  Compensation
            -----------------------


The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended April 30, 1996 and 1995.


                                                                                     Long-Term  Compensation
                                                                       ---------------------------------------------------
                                              Annual Compensation                                          Awards
                                        -------------------------------                           -------------------------
                                        Payouts
                                        -------
                                                               Other
                                                               Annual       Restricted                         All other
Name and                                 Salary                Compensa-    Stock         Options/   LTIP      Compensa-
Principal Position (1)          Year      ($)        Bonus     tion (2)     Awards        SARs       Payouts   tion
- ----------------------          ----     -----       -----     ---------    ----------    -------    -------   ----------
Richard D. Olson, CEO           1996     72,000       -0-         -0-         -0-          -0-        -0-       -0-
Richard D. Olson, CEO           1995     72,000       -0-         -0-         -0-          -0-        -0-       -0-


(1) The Company pays health insurance premiums for its executive officers, and provides its President with the use of a Company-owned automobile. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officer, which includes automobile expense of approximately $4,000.

401(k) Plan
- -----------

On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least twelve months of continuous service by August 1 of each plan year and who have attained the age of twenty-one. As amended, the Company may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits.

Stock Option and Stock Appreciation Plans
- -----------------------------------------


In 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"), subject to shareholder approval, pursuant to which options to purchase up to 257,000 shares of Common Stock could be granted to employees of the Company. There are currently outstanding options to purchase 23,500 shares of Common Stock at $4.125 per share, options to purchase 25,000 shares of Common Stock at $2.75 per share, options to purchase 25,000 shares of Common Stock at $1.56 per share, and options to purchase 50,000 shares of Common Stock at $1.00 per share pursuant to this Plan; all of which were granted at the market value on the date of grant. The options have been granted subject to shareholder approval of the Plan and become exercisable over a three-year period and must be exercised within five years of the date of grant.

Compensation of Directors
- -------------------------

In 1993, the Company also adopted a Non-discretionary Stock Option Plan for non-employee directors pursuant to which options to purchase up to 20,000 shares of the Company's Common Stock would be granted to directors of the Company who are not employees of the Company. Options to purchase 9,583 shares of the Company's Common Stock are currently outstanding and exercisable at prices ranging from $2.19 to $6.25 per share. The exercise price for all outstanding options and for future grants is the fair market value of the Common Stock on the respective dates of grant. Each director is entitled to receive options to purchase 1,000 shares of Common Stock on November 1 of each year. During the fiscal year ended April 30, 1996, both Samuel D. Addoms and Edwin B. Spievack received options to purchase 1,000 shares of Common Stock. The options are exercisable for three years from the date of grant.

The Company does not pay directors for meetings attended. During the year ended April 30, 1996, the Company held four meetings of the Board of Directors and took action at other times by written consent. Each director attended 75 percent or more of the meetings held during the period he served as a director.

Item  11.  Security Ownership of Certain  Beneficial Owners and Management
           ---------------------------------------------------------------

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on July 19, 1996 and information as of July 19, 1996 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners
- -------------------------

Name & Address of                                   Shares Beneifically
 Beneficial Owner             Title of Class            Owned (1)               Percent (2)
- -----------------             --------------         ------------------         -----------
Samuel D. Addoms (3)          Common Stock                 6,000                   0.4%
1900 Fairfax Street
Denver, CO 80220

Richard D. Olson (4)          Common Stock               325,424                  19.7%
10414 Strasburg Way
Parker, CO 80134

Edwin B. Spievack (3)         Common Stock                 3,583                    .2%
2000 M Street, N.W., #550
Washington, D.C. 20036

Officers and Directors as     Common Stock               397,507                    24%
a Group (5 persons)(3)


(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) Gives effect to the issuance of 250,000 shares of Common Stock pursuant to the mandatory conversion of 250,000 shares of Series E Preferred Stock (see
     Item 6).

(3) The number of shares set forth opposite the name of Samuel D. Addoms include options to purchase 4,000 shares. All of the shares set forth opposite the name of Edwin B. Spievack underlie options held by Mr. Spievack. The number of shares set forth opposite the officers and directors as a group include the aforementioned options to Messrs. Addoms and Spievack.

(4) The shares set forth opposite the name of Richard D. Olson include 32,000 common shares owned by H. David Hunt. Pursuant to an agreement with Mr. Hunt, Mr. Olson, as the Company's President, may be deemed to be the beneficial owner, insofar as Mr. Hunt has assigned his voting rights to the Company. Additionally, of the shares set forth opposite the name of Richard D. Olson, 135,084 shares are pledged to TAIS as security for a note payable by Mr. Olson to TAIS.

Item  12. Certain  Relationships  and  Related  Transactions
          --------------------------------------------------

In October 1992, the Company authorized the establishment and designation of 1,000,000 shares of Series A Preferred Stock and issued 600,000 shares of the Series A Preferred Stock to Toshiba America Information Systems, Inc. (TAIS) in consideration for cancellation of $600,000 of indebtedness owed by the Company to TAIS. The Series A Preferred Stock was convertible into Common Stock at the election of the holders at a conversion price equal to the average price of the Common Stock in the immediately preceding 30 trading days. Dividends were payable at the rate of $.08 per share per annum and accrued, if not paid. The Series A Preferred Stock had no voting rights, but the holders had the right to designate a nonvoting observer to the Board of Directors.

Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock was entitled to a preference of $1.00 per share plus accrued and unpaid dividends from the proceeds of the sale or distribution of the Company's assets prior to any distribution from such sources to the holders of Common Stock. The Company had the right to redeem up to one-half of the Series A Preferred Stock at $1.00 per share plus accumulated and unpaid dividends on the shares being redeemed. In December 1992, the Company redeemed 300,000 shares of the Convertible Preferred Stock outstanding for $1.00 per share plus accumulated and unpaid dividends of $4,537.

In February 1994, the remaining 300,000 shares of Series A Preferred Stock were converted into 135,084 shares of Common Stock. The shares of Common Stock were then sold to the Company's President, Richard D. Olson, in exchange for Mr. Olson's promissory note in the amount of $300,000. The note is secured by the stock purchased by Mr. Olson.

As previously discussed, the Company negotiated with TAIS, effective December 22, 1995, to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable. The note has been guaranteed personally by Richard D. Olson, President of the Company.

Item  13. Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

2.   Plan of Acquisition

    (a) Plan and Agreement of Merger with Communications World of Seattle-North filed as Exhibit 10.13 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

    (b) Plan and Agreement of Merger with Digital Telecom, Inc. filed as Exhibit to the Report on Form 8-K filed on October 5, 1994 is incorporated herein by reference.

    (c) Merger Agreement dated as of August 1, 1995 among the Registrant, CommWorld National Capitol Area, Inc., Communications World of Columbia, Inc., John E. Hanner and John C. Hanner.

    (d) Merger Agreement, dated as of August 1, 1995, among the Registrant, CommWorld National Capitol Area, Inc., Alpha Communications & Technology, Inc. and Bennie R. Hester.

3.   Articles of Incorporation and Bylaws.

    (a) Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

    (b) Bylaws, as amended, filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-53550) is incorporated herein by this reference.

4.   Instruments defining the rights of holders, incl. indentures

     Forms of Warrants filed as Exhibits 1.4 and 4 to the Registration Statement on Form S-1 (File No. 33-53550) are incorporated herein by this reference.

     Certificates of Designation establishing Series B, C and E Preferred Stock filed with Amendments to Articles of Incorporation in 3(a) above.

10.  Material Contracts

     (a) Asset Purchase, Sale and Security Agreement dated as of July 31, 1992, between Registrant and Donaldson & Associates, Inc., filed as Exhibit
          10.5 to the Registration Statement on Form S-1 (File No. 33-53550) is incorporated herein by this reference.

     (b) Amendment to Agreement dated July 1994, between Registrant and H. David Hunt, filed as Exhibit 10.7 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

     (c) Current Form of Franchise Agreement filed as Exhibit 10(f) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

     (d) 1994 Stock Option Plan filed as Exhibit 10(g) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

     (e) Non-Discretionary Stock Option Plan filed as Exhibit 10(h) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

     (f) Merger Agreement, Non-Compete Agreement and Employment Agreement dated as of April 29, 1994, between Registrant, Master Franchise, Inc., Communications World of Phoenix South, Inc. and Roland Heath, filed as
          Exhibit 10.12 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

     (g) Merger Agreement, Non-Compete Agreements and Employment Agreements dated as of July 15, 1994 between Registrant and Communications World of Seattle-North, Inc., David Lepsig and Diane Lepsig, individually, filed as Exhibit 10.13 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

     (h) Accounts Receivable Financing Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(m) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

     (i) Security Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(n) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

     (j) Agreement to Restructure Debt, effective December 22, 1995 between Registrant and Toshiba America Information Systems, Inc., Promissory Note dated December 22, 1995 in the amount of $1,530,950 made by Registrant to Toshiba America Information Systems, Inc., and Personal Guaranty by Richard D. Olson, President of Registrant, in favor of Toshiba America Information Systems, Inc. effective December 22, 1995.

(b)  Reports on Form 8-K
     -------------------

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: August 13,  1996

                                 COMMUNICATIONS WORLD
                                  INTERNATIONAL, INC.
                                  (a Colorado Corporation)


                                 By:  /s/  Richard D. Olson
                                      ---------------------------------------
                                      Richard  D.  Olson,  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  August 13, 1996           By:  /s/  Richard D. Olson
                                       -------------------------------------------------
                                       Richard D. Olson,  President, Chief Executive
                                       Officer and Director


Dated:  August 13, 1996           By:  /s/  Scott E. Harris
                                       -------------------------------------------------
                                       Scott E. Harris, Executive Vice President, Chief
                                       Financial Officer


Dated:  August 13, 1996            By:  /s/  George Leonard
                                       -------------------------------------------------
                                       George Leonard, Executive Vice President, Chief
                                       Information Officer


Dated:  August 13, 1996             By:  /s/  Samuel D. Addoms
                                       -------------------------------------------------
                                       Samuel D. Addoms, Director


Dated:  August 13, 1996            By:  /s/  Edwin Spievack
                                       -------------------------------------------------
                                       Edwin Spievack, Director


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Communications World International, Inc.:


We have audited the accompanying consolidated balance sheets of Communications World International, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications World International, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                 KPMG Peat Marwick LLP


Denver, Colorado
July 22, 1996

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 1996 and 1995

- --------------------------------------------------------------------------------

Assets (Note 3)                               1996         1995
- ----------------------------------------  ------------  -----------
Current assets:
 Cash                                     $   103,748       68,998
 Trade accounts and current portion of
  notes receivable, less allowance for
  doubtful accounts of $204,805 in 1996
  and $140,782 in 1995 (note 4)             1,887,393    1,955,976

 Inventories                                  807,884      896,662
 Prepaid expenses                              33,069      163,296
                                          -----------   ----------
       Total current assets                 2,832,094    3,084,932

Property and equipment, net (notes 5
 and 9)                                       495,305      481,524
Deposits and other assets                      27,689       20,298
Notes receivable (note 4)                      83,576       71,442
Intangible assets, net (notes 2 and 8)      1,302,058    1,389,277
                                          -----------   ----------
                                          $ 4,740,722    5,047,473
                                          ===========   ==========
Liabilities and Stockholders' Equity
- ----------------------------------------
Current liabilities:
 Trade accounts payable                   $ 1,240,319    1,966,791
 Revolving line of credit (note 3)            689,060      691,231
 Current portion of notes payable,
  including amounts due to related
   parties of $83,688  in 1996 (notes 2
    and  6)                                   388,111       87,175
 Accrued expenses, deposits and other
  liabilities                                 278,494      341,119
 Current portion of capital lease
  obligations  (note 9)                        29,736       22,659
                                          -----------   ----------
       Total current liabilities            2,625,720    3,108,975

Capital lease obligations (note 9)             62,600       39,398
Notes payable, including amounts due to
 related parties of $300,220
 in 1996 (notes 2 and 6)                    1,485,028      344,624
                                          -----------   ----------
       Total liabilities                    4,173,348    3,492,997

Stockholders' equity (notes 2, 10 and
 11):
 Convertible preferred stock, $1.00 par
  value, 3,000,000 shares authorized:
   Series B (cumulative)  80,088 shares
    issued and outstanding in 1996
     and 1995 (Liquidation preference
      of $92,902)                              80,088       80,088
   Series C (cumulative)  426,679
    shares issued and outstanding in
    1996 and 321,545 shares issued and
     outstanding in 1995 (Liquidation
     preference of $473,299)                  426,679      321,545
   Series E  250,000 shares issued and
    outstanding in 1995                         -          611,994
 Common stock, no par value, 2,000,000
  shares authorized; issued and
   outstanding 1,546,039 shares in 1996
    and 1,274,164 shares in 1995            4,141,012    3,441,518
 Additional paid-in capital                   452,884      452,884
 Accumulated deficit                       (4,533,289)  (3,353,553)
                                          -----------   ----------

       Total stockholders' equity             567,374    1,554,476
                                          -----------   ----------
Commitments and contingencies (notes 9
 and 10)                                  $ 4,740,722    5,047,473
                                          ===========   ==========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended April 30, 1996 and 1995
- -------------------------------------------------------------------------------

                                              1996          1995
                                          -------------  -----------
Revenue:
 Initial franchise fees                    $    82,500       90,000
 Royalty fees                                  200,722      182,016
 Equipment and related service revenue       5,365,658    5,655,485
 Direct equipment and service sales          6,750,372    4,064,784
 Leasing fees and rental income                 91,092      119,001
 Interest and other income                      65,972      118,885
                                           -----------   ----------
                                            12,556,316   10,230,171
                                           -----------   ----------
Costs and expenses:
 Cost of equipment and related service
  revenue                                    4,858,706    5,062,243
 Cost of direct equipment and service
  sales                                      3,737,404    2,390,992
 Cost of leasing and rental revenue              7,114        3,177
 Selling                                       778,704      536,531
 General and administrative                  3,537,585    2,418,428
 Interest expense and loan fees,
  including related party
   interest of $21,273 in 1996 and
    $23,162 in 1995                            279,268      174,121
 Amortization of intangible assets             249,441      198,908
 Provision for bad debts                       287,830      156,383
                                           -----------   ----------
                                            13,736,052   10,940,783
                                           -----------   ----------

     Net loss                               (1,179,736)    (710,612)

Cumulative dividends on preferred stock         38,438       20,995
                                           -----------   ----------

     Loss applicable to common stock       $(1,218,174)    (731,607)
                                           ===========   ==========

Weighted average number of shares            1,510,388    1,238,729
 outstanding                               ===========   ==========

     Loss per common share                       $(.81)        (.59)
                                           ===========   ==========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended April 30, 1996 and 1995

- --------------------------------------------------------------------------------

                                                    Series B           Series C             Series E
                                                 Preferred Stock    Preferred Stock      Preferred Stock         Common Stock
                                               ------------------  -----------------  --------------------  ----------------------
                                                Shares    Amount    Shares   Amount     Shares     Amount    Shares        Amount

                                               --------  --------  -------  --------  ---------  ---------  ---------   -----------

Balances, May 1, 1994                           80,088   $80,088        --  $     --         --  $      --  1,166,296    $2,999,482

Net loss                                            --        --        --        --         --         --         --           --
Issuance of preferred stock,
  net of offering costs (note 10)                   --        --        --        --    250,000    611,994         --           --
Issuance of preferred stock for
  acquisitions (notes 2 and 10)                     --        --   321,545   321,545         --         --         --           --
Issuance of common stock for
  acquisition (notes 2 and 10)                      --        --        --        --         --         --    107,868      442,036
                                                ------   -------   -------  --------  ---------  ---------  ---------   ----------
Balances, April 30, 1995                        80,088    80,088   321,545   321,545    250,000    611,994  1,274,164    3,441,518
Net loss                                            --        --        --        --         --         --         --           --
Issuance of preferred stock for
  acquisitions (notes 2 and 10)                     --        --   105,134   105,134         --         --         --           --
Issuance of common stock for
  acquisition (notes 2 and 10)                      --        --        --        --         --         --     21,875       87,500
Conversion of Series E Preferred
  Stock to Common Stock                             --        --        --        --   (250,000)   (611,994)   250,000     611,994
                                                -----   --------  -------   --------   --------   ---------  ---------  ----------
Balances, April 30, 1996                        80,088   $80,088  426,679   $426,679         --   $      --  1,546,039  $4,141,012
                                                ======   =======  =======   ========   ========   =========  =========  ==========


- --------------------------------------------------------------------------------

                                        Additional                    Total
                                         paid-in     Accumulated   stockholders'
                                         capital       deficit        equity
                                        ----------   -----------   -------------
Balances, May 1, 1994                     452,884    (2,642,941)       889,513

Net loss                                       --      (710,612)      (710,612)
Issuance of preferred stock,
  net of offering costs (note 10)              --            --        611,994
Issuance of preferred stock for
  acquisitions (notes 2 and 10)                --            --        321,545
Issuance of common stock for
  acquisition (notes 2 and 10)                 --            --        442,036
                                          -------    ----------     ----------
Balances, April 30, 1995                  452,884    (3,353,553)     1,554,476
Net loss                                       --    (1,179,736)    (1,179,736)
Issuance of preferred stock for
  acquisitions (notes 2 and 10)                --            --        105,134
Issuance of common stock for
  acquisition (notes 2 and 10)                 --            --         87,500
Conversion of Series E Preferred
  Stock to Common Stock                        --            --             --
                                          -------    ----------        -------
Balances, April 30, 1996                  452,884    (4,533,289)       567,374
                                          =======    ==========        ========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended April 30, 1996 and 1995
- -------------------------------------------------------------------------------


                                              1996        1995
                                          ------------  ---------
Cash flows from operating activities:
 Net loss                                 $(1,179,736)  (710,612)
 Adjustments to reconcile to net cash
  provided by
   (used in) operating activities, net
    of effect of acquisitions:
     Depreciation and amortization            414,412    280,757
     Provision for bad debts on
      accounts and notes                      287,830    156,383
       receivable
     Gain on sale of assets, net                 --       (3,191)
     Changes in operating assets and
      liabilities:
       Trade accounts and notes
        receivable                           (170,093)  (479,453)
       Inventories                            133,549    (32,515)
       Prepaid expenses                       130,227    (99,873)
       Deposits and other assets               (7,391)    14,733
       Trade accounts payable                 774,684    497,028
       Accrued expenses, deposits and
        other liabilities                    (112,625)  (176,393)
                                          -----------   --------
           Net cash provided by (used
            in) operating activities          270,857   (553,136)
                                          -----------   --------
Cash flows from investing activities,
 net of effect of acquisitions:
 Proceeds from sale of assets                    --        9,500
 Cash paid for acquisition                    (15,958)
 Cash acquired in acquisitions in
  excess of cash paid                            --       14,147
 Capital expenditures                         (68,647)   (96,646)
                                          -----------   --------
           Net cash used in investing
            activities                        (84,605)   (72,999)
                                          -----------   --------

Cash flows from financing activities:
 Net borrowings (payments) under
  line-of-credit agreement                     (2,171)   608,484
 Payments of notes payable                   (119,610)  (547,097)
 Principal payments on capital lease
  obligations                                 (29,721)   (23,477)
 Issuance of preferred stock, net of             --      611,994
  offering costs                          -----------   --------
           Net cash provided by (used
            in) financing activities         (151,502)   649,904
                                          -----------   --------

           Net increase in cash                34,750     23,769

Cash at beginning of the year                  68,998     45,229
                                          -----------   --------

Cash at end of the year                   $   103,748     68,998
                                          ===========   ========

                                                            (Continued)

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
- -------------------------------------------------------------------------------


                                             1996      1995
                                          ----------  -------
Supplemental disclosures of cash flow
 information:
 Interest paid                            $  265,268  161,240

Non-cash investing activities:
 Business acquisitions financed by:
   Issuance of common stock                   87,500  442,036
   Issuance of preferred stock               105,134  321,545
   Issuance of notes payable                  30,000  300,000
   Accrued expenses                            --      64,376

Conversion of:
 Trade accounts payable to note payable    1,530,950     --
 Preferred stock to common stock             611,994     --
Equipment acquisitions through capital
 lease obligations                            60,000   44,459
Equipment acquisitions through issuance
 of notes payable                              --      60,488

The Company purchased all of the capital stock of Digital Telecom, Incorporated in October 1994 for consideration of approximately $715,000, all of the capital stock of Communications World of Seattle North, Inc. in July 1994 for consideration of approximately $453,060 and all of the capital stock of Communications World of Columbia, Inc. and Alpha Communications & Technology, Inc. (now doing business as CommWorld National Capitol Area, Inc.) in August 1995 for consideration of approximately $247,430. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                               National
                                        Digital     Seattle      Capitol
                                       ----------  ---------   ----------
Fair value of assets acquired          $ 994,467    835,254       277,228
Value of consideration paid for the
 capital stock                          (715,000)  (453,060)     (247,430)
                                       ----------  ---------   ----------
   Liabilities assumed                 $ 279,467    382,194        29,798
                                       =========   ========      ========


See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 1996 and 1995
- --------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies

    Presentation

    The consolidated financial statements presented are those of Communications World International, Inc. and its subsidiaries, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc., Digital Telecom, Inc. and CommWorld National Capitol Area, Inc. (collectively, the "Company" or "CommWorld"). All significant intercompany balances and transactions have been eliminated in consolidation.

    General Business

    CommWorld was incorporated under Colorado law in 1983 and has its principal executive offices at 6025 South Quebec Street, Suite 300, Englewood, Colorado 80111. CommWorld is engaged in the distribution of franchise licenses in the telephone interconnect industry and derives its income from five primary sources; initial franchise fees, the sale of equipment and services to franchisees, the sale of equipment and services to multi-location customers (national accounts), the sale of equipment and services to customers of Company-owned outlets, and revenue from leasing fees and rental of equipment.

    The Company currently purchases telephone systems and various peripheral equipment from seven major suppliers. One of the suppliers provides approximately 75% of the inventory and products purchased by the Company while offering flexible credit terms. If the Company's relationship with the supplier was to cease, it could have a significant adverse impact on the operations of the Company. The Company had 65 franchises located in 27 states and 7 Company-owned outlets at April 30, 1996.

    Revenue Recognition

    Initial Franchise Fees
    ----------------------

    Initial franchise fees from the sale of franchises are recognized upon the execution of the franchise agreement as all material services and conditions relating to the sale have been substantially performed or satisfied. Direct costs associated with the sale, including franchiser obligations, are expensed upon the recognition of the related revenue. These direct costs are approximately 40% of gross initial franchise fees.

    Royalty Fees
    ------------

    Royalty fees are cost mark-up royalties charged to certain franchisees who purchase equipment directly from suppliers with whom the Company has purchasing contracts. The Company is notified by the supplier of the purchases by the franchisees and the fees are charged to the franchisee and recognized as income on a monthly basis.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


- --------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

Equipment and Related Service Revenue
- -------------------------------------

Revenue from sales is generally recognized when products are shipped or otherwise delivered to franchisees. The franchisee is entitled to purchase equipment from or through the Company on a "cost mark-up royalty" basis, i.e. based on the cost to the Company of the equipment and products purchased plus a mark-up to the franchisee. The amount of the cost mark-up royalty varies by manufacturer and by the volume of purchases of the individual franchise.

Direct Equipment and Service Sales
- ----------------------------------

Revenue from direct equipment and service sales is generally recognized upon completion of the installation of the equipment or upon completion of the service provided by the Company for telephone systems, voice processing products and related peripherals.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or estimated market value and include used and replacement stock items.

Property and Equipment

Property and equipment are reported at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes.

Intangible Assets

Goodwill and Non-compete Agreements
- -----------------------------------

Acquisitions of interconnect dealers, including franchise outlets, are accounted for using the purchase method of accounting. Under this method, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the consideration paid over the fair value of net assets acquired has been recorded as goodwill and is amortized on the straight-line basis over ten years. Non-compete agreements associated with business acquisitions are amortized over the term of the agreement. The Company reviews unamortized intangible assets whenever events or

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------


(1)  Summary of Significant Accounting Policies (continued)

changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication the carrying amount may not be recoverable, the Company estimates the future cash flows expected to result from the operation of the applicable Company-owned outlet and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the intangible asset, the Company recognizes an impairment loss by reducing the unamortized cost of the intangible asset to its estimated fair value.

Reacquired Franchises
- ---------------------

Reacquired franchises include individual franchises taken over by the Company upon termination of the franchise agreements and/or abandonment by the franchisee. Reacquired franchises are recorded based upon the estimated fair value of the assets received less any liabilities assumed by the Company, but not in excess of the Company's cost. Cost in excess of amounts allocated to inventory, equipment and other assets is classified as franchises reacquired to the extent supportable by the fair value of the customer base(s) and territories acquired based upon estimates by Company management. The Company amortizes its investment in franchises reacquired to the extent of the annual pre-tax operating income (if any) of the reacquired franchise and may recognize additional amortization to reduce the investment to its net realizable value as estimated by Company management.

Reacquired franchises also include the cost of master franchise territories reacquired. Reacquired master franchise territories are amortized when individual franchises in the related territories are sold. The maximum amortization period for reacquired franchises is five years from the date of reacquisition.

Loss Per Common Share

Loss per common share is computed using the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation as they are anti-dilutive.

Income Taxes

The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------


(2) Business Acquisitions

In April 1994, the Company entered into a merger agreement pursuant to which Master Franchise, Inc. and Communications World of Phoenix South, Inc. merged into CommWorld of Phoenix, Inc., an Arizona corporation organized as a subsidiary of the Company to be the survivor of this merger. The Company acquired all of the outstanding capital stock of Master Franchise, Inc. and Communications World of Phoenix South, Inc. for approximately $378,000 from the sole shareholder, Mr. Rolden Heath ("Heath").

Prior to the merger, Master Franchise, Inc. and Communications World of Phoenix South, Inc. sold and serviced telephone systems, voice processing products and related peripherals. These activities have been continued subsequent to the merger under the same management. The assets acquired consist of cash, trade accounts receivable, inventory and furniture, fixtures and equipment. The liabilities assumed consist of trade accounts payable and accrued expenses.

The purchase was financed by the issuance of 47,765 shares of common stock, valued at the market price of the common stock on the date of the letter of intent, 80,088 shares of Series B Preferred Stock valued at its estimated fair value of $1.00 per share, and the issuance of notes payable in the aggregate principal amount of $95,000, of which $25,000 was paid in June 1994. The notes are payable with interest only for the first year and then payable in equal monthly installments over three years with interest at 9% per annum. Additionally, Heath entered into a three year employment and non-compete agreement with CommWorld of Phoenix, Inc. This acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $200,000 has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

In July 1994, Communications World of Seattle North, Inc. ("CWSN") merged into International Communications Acquisition Corp. of Washington, a Washington corporation organized as a subsidiary of the Company to be the survivor of this merger. In connection with the merger, the name of the surviving corporation was changed to CommWorld of Seattle, Inc.

The Company acquired all of the outstanding capital stock of CWSN for approximately $453,000 from the shareholders, David and Diane Lepsig ("Lepsigs"). Prior to the merger, CWSN was a franchisee of the Company which sold and serviced telephone systems, voice processing products and related peripherals. These activities have continued subsequent to the merger under the same management. The assets acquired consist of cash, trade accounts receivable, inventory and furniture, fixtures and equipment. The liabilities assumed consist of trade accounts payable, accrued expenses and a bank line-of-credit.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------


(2)  Business Acquisitions (continued)

The purchase was financed by the issuance of 50,117 shares of common stock, valued at the market price of the common stock on the date of the letter of intent, 140,060 shares of Series C Preferred Stock valued at its estimated fair value of $1.00 per share, and the issuance of notes payable in the principal amount of $100,000, of which $25,000 was paid in July 1994. The remaining $75,000 is payable with interest only for the first two years and then payable in equal monthly installments over three years with interest at 10% per annum. The Lepsigs entered into employment and non-compete agreements and are entitled to receive, in addition to their regular salaries, 50% of the annual net income before taxes of CommWorld of Seattle, Inc. greater than $75,000 per year for a three-year period, up to a aggregate maximum amount of $200,000 for the three years. This acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $280,000 has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

In October 1994, Digital Telecom Incorporated ("DTI") merged into International Communications Acquisition Corp. of Colorado, a Colorado corporation organized as a subsidiary of the Company to be the survivor of this merger. In connection with the merger, the name of the surviving corporation was changed to Digital Telecom, Inc., d.b.a. CommWorld NationWide. The Company acquired all of the outstanding capital stock of DTI for approximately $595,000 from the two shareholders, Russell Withers ("Withers") and Ronald Haines ("Haines").

Prior to the merger, DTI sold and serviced telephone systems, voice processing products and related peripherals. These activities have been continued subsequent to the merger under the same management. The assets acquired consist of cash, trade accounts receivable, inventory and furniture, fixtures and equipment. The liabilities assumed consist of trade accounts payable and accrued expenses.

The purchase price consisted of cash of $38,000, the issuance of 57,750 shares of common stock, valued at the market price of the common stock on the date of the letter of intent, 126,000 shares of Series C Preferred Stock valued at its estimated fair value of $1.00 per share and the issuance of notes payable in the principal amount of $200,000. The notes are payable with interest only for the first two years and then payable in equal monthly installments over three years with interest at 9% per annum. Withers and Haines each entered into employment and non-compete agreements and will be entitled to receive, in addition to their regular salaries, 3.5% of annual net income before taxes of CommWorld NationWide for a period of three years for Withers and two years for Haines, respectively, under certain circumstances.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------


(2)  Business Acquisitions (continued)

The consideration for the DTI acquisition was in part contingent on achieving specified earnings levels for the seven-month period between October 1, 1994 and April 30, 1995. DTI met the terms of the earn-out provisions of the agreement that increased the acquisition price by approximately $120,000. In consideration for the earn-out, the Company issued 55,484 shares of Series C Preferred Stock effective April 30, 1995 and paid $64,516 to Haines and Withers in fiscal 1996.

This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $640,000 was recorded as goodwill and is being amortized on a straight-line basis over ten years.

Effective August 1, 1995, Communications World of Columbia, Inc. (Columbia) and Alpha Communications & Technology, Inc. (Alpha), d.b.a. CommWorld of Northern Virginia, merged with CommWorld National Capitol Area, Inc., a subsidiary of the Company organized to be the survivor of this merger. The Company acquired all of the outstanding capital stock of Columbia from the two shareholders, John E. Hanner and John C. Hanner. The purchase price consisted of cash of $17,500, the issuance of 10,000 shares of common stock, valued at the market price of the common stock at the date of the letter of intent, 40,000 shares of Series C Preferred Stock valued at $1.00 per share, and the issuance of notes payable in the aggregate principal amount of $30,000. The notes are payable with interest only for the first two years, and then payable in equal monthly installments over three years with interest at 9% per annum. Each of the individuals entered into employment and non-compete agreements with the Company. The Company acquired all of the outstanding common stock of Alpha from the sole shareholder, Bennie Hester. The purchase price consisted of cash of $7,500, the issuance of 11,875 shares of common stock, valued at the market price of the common stock at the date of the letter of intent, and 65,134 shares of Series C Preferred Stock valued at $1.00 per share.

The acquisition of Columbia and Alpha was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $152,900 was recorded as goodwill and is being amortized on a straight line basis over ten years.

The operations of Phoenix, CWSN and DTI are included in the consolidated financial statements for the entire year ended April 30, 1996 and substantially all of the year ended April 30, 1995. The operations of Columbia and Alpha for the periods prior to acquisition would not have had a material effect on net sales or net loss of the consolidated operations on a pro forma basis.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(3) Revolving Line of Credit

The Company entered into a revolving line of credit agreement in January 1995 with a finance company. The revolving line of credit permits the Company to borrow up to $1,000,000 subject to certain collateral limitations. Interest at the rate of prime plus 10% per annum is due monthly. The revolving line of credit is collateralized by substantially all of the assets of the Company.

(4) Notes Receivable

In prior years and in the current year, amounts due on open account from various franchisees were converted to promissory notes receivable bearing interest at rates ranging from 8.5% to 12% per annum payable in 12, 24 or 36 monthly installments and secured by the franchisee's business assets. In prior years, the Company sold various Company-owned outlets (see note 7) with a portion of such sales financed under promissory notes receivable. The Company also may finance payments of initial franchise fees under promissory notes for up to four months. Promissory notes receivable consist of the following at April 30:

                                           1996        1995
                                           ----        ----
Equipment sales                         $ 121,013     103,510
Company-owned outlet sales                134,987     160,986
Franchise fees                             33,333      39,209
President - Commworld (note 10)            25,000      25,000
                                        ---------    --------

                                          314,333     328,705

  Less current portion                    230,757     257,263
                                        ---------    --------

     Non-current portion                $  83,576      71,442
                                        =========    ========


(5) Property and Equipment

Property and equipment consists of the following at April 30:

                                      Estimated
                                     useful life         1996       1995
                                     -----------         ----       ----

Furniture, fixtures and equipment        3-5         $   885,868   774,467
Rental property                           5               10,047    10,047
Vehicles                                  5              103,393    43,393
Leasehold improvements and other          5                5,039     5,039
                                                     -----------   -------
                                                       1,004,347   832,946
   Less accumulated depreciation and
     amortization                                       (509,042) (351,422)
                                                     -----------   -------
        Property and equipment, net                  $   495,305   481,524
                                                     ===========   =======

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------

(6) Notes Payable

Notes payable consist of the following at April 30:

                                                             1996       1995
                                                             ----       ----
Installment note payable to Toshiba America Information
   Systems, Inc. (TAIS)                                  $ 1,456,735      -
Note payable to the President  - CommWorld of Phoenix,
   Inc. (note 2)                                              50,606   70,000
Note payable to the Vice President - CommWorld of
   Seattle, Inc. (note 2)                                     37,500   37,500
Note payable to the President  - CommWorld of Seattle,
   Inc. (note 2)                                              37,500   37,500
Note payable to the Vice President - CommWorld NationWide
   (note 2)                                                   50,000   50,000
Note payable to the President  - CommWorld NationWide
   (note 2)                                                  150,000  150,000
Note payable to the President of the Company's
   video production unit - Infinity Visual Communications
   16% interest, payable monthly and maturing in March
   1998                                                       28,302   51,816
Notes payable to former owners of CommWorld
   of Columbia (note 2)                                       30,000      -
Installment note payable to one of the Company's law
   firms, 12% interest, payable on demand                     26,743   26,749
Note payable to a bank, secured by a vehicle, 9.5%
   interest, payable monthly and maturing in February
   1998                                                        5,753    8,234
                                                         -----------  -------
                                                           1,873,139  431,799

    Less current portion                                     388,111   87,175
                                                         -----------  -------

         Non-current portion                             $ 1,485,028  344,624
                                                         ===========  =======

Effective December 22, 1995, the Company entered into an agreement with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of current trade accounts payable and short-term note payable to a long-term note payable (the "Note") and to increase the current credit facility by $400,000. Pursuant to the Note, the Company is required to make 60 equal installments of $29,598, including interest at 6% per annum, which began in February 1996. In addition to the monthly installments, the Company is required to make prepayments of principal of at least $10,000 per month if the monthly net operating cash flow of the Company, defined as pre-tax income plus depreciation and amortization, exceeds $75,000 for three consecutive months. Thereafter, 60% of each additional $5,000 of monthly net operating cash flow in excess of $75,000 must be paid. The Company is also

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------


required to use a portion of the net proceeds from the offering of its stock or debt securities to make a principal prepayment. The prepayment will be equal to a percentage of the net proceeds in excess of $350,000 as follows: 40% of net proceeds between $350,000 and $1 million, 50% of net proceeds between $1 million and $2 million, 60% of net proceeds between $2 million and $3 million and 100% of net proceeds in excess of $3 million, but not to exceed the remaining principal balance of the Note. The Company has no present plans for an offering. The Note has been guaranteed personally by Richard D. Olson, President of the Company.

The fair value of the note payable to Toshiba America Information Systems, Inc. is estimated based on the amount of future cash flows discounted using the Company's current borrowing rate for loans of comparable maturity. At April 30, 1996, the estimated fair value of the TAIS note was approximately $982,000.

The scheduled maturities of notes payable, by fiscal year, are $388,111 in 1997, $422,554 in 1998, $425,079 in 1999, $385,615 in 2000, and $251,780 in 2001.

(7)  Franchised and Company-Owned Outlets

The following table provides data on franchised outlets and Company-owned outlets:
                                                       Company-
                                        Franchised      owned
                                          outlets      outlets
                                        ----------     --------
May 1, 1994                                 58             5
   Sold                                      8             -
   Terminated                               (2)            -
   Acquired franchises                      (1)            1
                                            --            --

April 30, 1995                              63             6
   Sold                                      7             -
   Terminated                               (3)           (1)
   Acquired franchises                      (2)            2
                                            --            --

April 30, 1996                              65             7
                                            ==            ==

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


(8) Intangible Assets

Intangible assets consist of the following at April 30:

                                       Amortization
                                          period         1996         1995
                                       ------------  -----------   ---------
Goodwill                                 10 years    $ 1,248,111   1,161,867
Franchises reacquired                     5 years        307,580     307,580
Non-compete agreements                  2-5 years        184,500     142,500
                                                     -----------   ---------
                                                       1,740,191   1,611,947

   Less accumulated amortization                         438,133     222,670
                                                     -----------   ---------

      Intangible assets, net                         $ 1,302,058   1,389,277
                                                     ===========   =========

(9) Leased Property

Operating Leases

The Company leases office space and related facilities, equipment and vehicles under noncancelable operating leases. Future minimum lease payments for such operating leases are as follows:

            Year ended April 30:
              1997                         $ 281,866
              1998                           174,743
              1999                            30,579
                                           ---------

                                           $ 487,188
                                           =========

Aggregate rental expense under operating leases was $339,237 and $259,617 for the years ended April 30, 1996 and 1995, respectively.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


(9) Leased Property (continued)

Capital  Leases

The Company leases computer equipment and vehicles under capital leases. At April 30, 1996, scheduled future minimum payments under capital leases with initial or remaining terms of one year or more are as follows:

Year ended April 30:                     $  49,121
   1997                                     25,369
   1998                                     14,688
   1999                                     14,688
   2000                                      2,448
   2001                                  ---------



     Total minimum lease payments          106,314
     Less executory costs                    3,200
                                         ---------

     Net minimum lease payments            103,114
     Less interest                          10,778
                                         ---------

     Present value of net minimum
       lease payments                       92,336

     Less current portion                   29,736
                                         ---------

       Non-current portion               $  62,600
                                         =========

The following is a summary of property and equipment under capital leases at April 30:


                                        1996        1995
                                        ----        ----

Computer equipment                   $  80,692     80,692
Vehicles                                78,935     18,935
                                     ---------    -------
                                       159,627     99,627
Accumulated amortization               (55,946)   (24,021)
                                     ---------    -------

                                     $ 103,681     75,606
                                     =========    =======

Amortization of assets held under capital leases is included in depreciation expense.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


(10) Shareholders' Equity and Related Party Transactions

Series A Preferred Stock

In October 1992, the Company authorized the establishment and designation of 1,000,000 shares of Series A Preferred Stock and issued 600,000 shares of the Series A Preferred Stock to TAIS in consideration for cancellation of $600,000
of indebtedness owed by the Company to TAIS.   In December 1992, the Company
redeemed 300,000 shares of the Convertible Preferred Stock outstanding for $1.00 per share plus accumulated and unpaid dividends of $4,537. In February 1994, the remaining 300,000 shares of Series A Preferred Stock were converted into 135,084 shares of common stock.

Series B Preferred Stock

In connection with the Company's acquisition of Master Franchise, Inc. and Communications World of Phoenix South, Inc. (see note 2), the Company authorized 100,000 shares of Series B Preferred Stock and issued 80,088 shares to Rolden Heath, the sole shareholder of the acquirees. Shares of the Series B Preferred Stock are convertible into common stock at the election of the holders of the Series B Preferred Stock at a conversion price of $6.25 at any time until April 30, 1997. Dividends on the Series B Preferred Stock will be paid, when and as declared by the Board of Directors, at the rate of $.08 per share per annum. Dividends on the Series B Preferred Stock will be paid before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series B Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series B Preferred Stock. At April 30, 1996, there were $12,814 in accumulated dividends.

Series C Preferred Stock

The Company authorized 430,000 shares of Series C Preferred Stock and issued 140,060 shares to David and Diane Lepsig, the sole shareholders of CommWorld of Seattle North, Inc. (see note 2) and issued 181,484 shares to Russell Withers and Ronald Haines, the sole shareholders of Digital Telecom Incorporated (see note 2) and issued 17,500 shares to John E. Hanner and 22,500 shares to John C. Hanner, the sole shareholders of Communications World of Columbia, Inc. (see note 2) and issued 65,134 shares to Bennie Hester, the sole shareholder of Alpha Communications & Technology, Inc. (see note 2). Shares of the Series C Preferred Stock are convertible into common stock at the election of the holders of

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


(10) Shareholders' Equity and Related Party Transactions (continued)

the Series C Preferred Stock at a conversion price of $6.75 at any time until July 16, 1997. Dividends on the Series C Preferred Stock will be paid, when and as declared by the Board of Directors, at the rate of $.08 per share per annum. Dividends on the Series C Preferred Stock will be paid before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series C Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series C Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series C Preferred Stock. At April 30, 1996, there were $46,620 in accumulated dividends.

Series E Preferred Stock

In fiscal 1995, the Company received $611,994 in net proceeds from the sale of 125,000 units, with each unit consisting of two shares of Series E Preferred Stock of the Company and ten redeemable Common Stock Purchase Warrants ("Warrants"). Ten Warrants entitle the holder thereof to purchase one share of common stock. The Warrants are exercisable at $6.00 per share until June 30, 1997. The Company authorized 250,000 shares of Series E Preferred Stock.

Each share of Series E Preferred Stock was converted into one share of common stock upon the effectiveness of a registration statement filed by the Company to register the common stock underlying the Series E Preferred Stock (as well as the Warrants and common stock underlying the Warrants). The registration statement was declared effective June 14, 1995.

Common Stock Purchase Warrants

During the year ending April 30, 1993, the Company received $2,185,000 in gross proceeds from the sale of 874,000 units, with each unit consisting of two shares of common stock of the Company and one redeemable Common Stock Purchase Warrant ("Warrant"). Ten Warrants entitled the holder thereof to purchase, at any time for a period of three years from the date of the Prospectus, one share of common stock, at a price of $9.38. The Company may redeem the Warrants under certain conditions. The Company sold to the underwriter for $100 a warrant to purchase up to 80,000 units at a price of $3.00 per unit. Warrants to purchase 87,400 shares of the Company's common stock are currently outstanding. The expiration date was December 11, 1995. In May 1994, the Company extended the expiration date to June 30, 1997 and lowered the exercise price to $5.00 per share, if exercised on or before December 31, 1995, and $6.00 per share if exercised after December 31, 1995, but on or before June 30, 1997. The Company also sold 1,250,000 warrants to purchase 125,000 shares of common stock under the above terms as part of a unit offering in 1994 (see "Series E Preferred Stock").

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


Other

The Company and H. David Hunt, the Company's founder, a former director, and a previous principal shareholder entered into an agreement (the "Agreement") in June 1992, pursuant to which the Company pays Mr. Hunt compensation for consulting services. Pursuant to this Agreement, Mr. Hunt resigned as President and Chairman of the Board of Directors of the Company in 1992 and contributed 20,000 shares of his common stock to the Company. In addition, Mr. Hunt (i) agreed to serve as a consultant to the Company for a period of four years commencing July 1, 1992 (the "Term"), (ii) during the Term, agreed not to engage in competitive activities which are financially harmful to the Company in the geographical areas in which the Company has conducted its business or intends to conduct business, and (iii) assigned to the Company during the Term, his remaining voting rights to shares owned or controlled by him, directly or indirectly. However, in the event that Mr. Hunt sells these shares in the open market during the Term, the voting rights assigned to the Company will be released. After the Term, Mr. Hunt will be entitled to vote the shares owned or controlled by him. Commencing July 1, 1992, the Company has paid Mr. Hunt $5,000 per month and provides health insurance for Mr. Hunt pursuant to this Agreement. Effective July 1, 1994, the terms of the Agreement were amended to extend the Term to January 1997 and to reduce the monthly payments to $4,000 per month. Effective January 1, 1996, the terms of the Agreement were amended to extend the Term to June 30, 1998 and to reduce the monthly payments to $1,700 per month. If Mr. Hunt dies during the Term, the Company will pay $1,700 per month to Mr. Hunt's legal representatives for the remainder of the Term.

In March 1995, Richard D. Olson, the Company's President, borrowed $25,000 from the Company. The note is due November 15, 1996 with interest at 8% per annum.

(11)  Benefit Plans

1994 Stock Option Plan

In 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"), subject to shareholder approval, pursuant to which options to purchase up to 257,000 shares of common stock could be granted to employees of the Company. There are currently outstanding options to purchase 23,500 shares of common stock at $4.125 per share, options to purchase 25,000 shares of common stock at $2.75 per share, options to purchase 25,000 shares of common stock at $1.56 per share, and options to purchase 50,000 shares of common stock at $1.00 per share pursuant to this Plan; all of which were granted at the market value on the date of grant. The options have been granted subject to shareholder approval of the Plan and become exercisable over a three-year period and must be exercised within five years of the date of grant.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


(11)  Benefit Plans (continued)

Stock Options - Consultant

Additionally, options are outstanding that were granted for services rendered by consultants. The options were granted at or above market value on the date of grant and are exercisable over a three-year period. Transactions for 1996 and 1995 were as follows:

Options outstanding at April 30, 1994               86,325

Canceled                                            (5,000)
                                                    ------

Options outstanding at April 30, 1995               81,325

Granted                                             75,000
Canceled                                           (78,325)
                                                    ------

Options outstanding at April 30, 1996               78,000
                                                    ======

Option price range at April 30, 1996            $1.25 to $4.25
                                                ==============

The options to purchase 75,000 shares of common stock granted in fiscal year 1996 are subject to shareholder approval and none have been exercised as of April 30, 1996.

Non-employee Directors Stock Option Plan

In accordance with a stock option plan adopted in February 1993, options to purchase up to 20,000 common shares can be granted to non-employee directors of the Company. Options are granted at the market value on the date of grant. The options granted become exercisable over a three-year period and must be exercised within five years from the date of grant. No options have been exercised as of April 30, 1996. Transactions for 1996 and 1995 were as follows:

Options outstanding at May 1, 1994                    5,583

Granted                                               2,000
                                                     ------

Options outstanding at April 30, 1995                 7,583

Granted                                               2,000
                                                     ------

Options outstanding at April 30, 1996                 9,583
                                                     ======

Available for grant at April 30, 1996                10,417
                                                     ======

Option price range at April 30, 1996             $2.19 to $6.25
                                                 ==============

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


401(k) Plan

On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least twelve months of continuous service and who have attained the age of twenty-one. The Company may make matching contributions of up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contributions to the ESP in 1996 or 1995.

(12)  Income Taxes

There was no income tax expense attributable to income from operations for the years ended April 30, 1996 and 1995 due to losses incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 1996 and 1995 are as follows:

                                                       1996           1995
                                                       ----           ----

Net operating loss carryforwards                    $ 1,492,000      1,070,000
Accounts receivable, due to allowance for doubtful
  accounts                                               51,000         28,000
Other                                                   (10,000)       (59,000)
                                                    -----------      ---------

    Total gross deferred taxes                        1,533,000      1,039,000

Valuation allowance                                  (1,533,000)    (1,039,000)
                                                    -----------      ---------

    Net deferred taxes                              $     -              -
                                                    ===========      =========

At April 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,100,000 which are available to offset future federal and state taxable income. The carryforwards expire in years from 2006 through 2011. The annual use of portions of the net tax operating loss carryforwards is limited under section 382 of the Internal Revenue Code of 1986, as amended, due to changes in control resulting from issuance of the Company's equity securities.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- ------------------------------------------------------------------------------

(13)  Liquidity

The Company has incurred operating losses for the years ended April 30, 1996 and 1995 and in prior periods. The Company's operating losses were financed principally by the Company's major supplier. Management plans to improve its cash flow by increasing revenue, both from national accounts and Company-owned outlets, improving gross profit margins and containing general and administrative expenses, in addition to attempting to obtain additional debt or equity financing.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs. The ability of the Company to continue as a going concern is dependent upon the realization of management's plans. There can be no assurance that the Company will be able to successfully implement its plans and therefore finance its operations over the longer term. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.