Form 10QSB
period 1996-07-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1996-08-23
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


                       ---------------------------------


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  JULY 31, 1996

     [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For  THE  TRANSITION  PERIOD  FROM                   TO
                                              -----------------    -------.
     Commission file number:  0-13652

                       ---------------------------------


                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Colorado                                             84-0917382
- -------------------------------------------------          ------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
        incorporation or organization)

6025 South Quebec, Suite 300, Englewood, Colorado                          80111
- -------------------------------------------------          ------------------------------------
     (Address of principal executive offices)                           (Zip Code)


                                (303) 721-8200
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code



  Check whether the issuer: (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.    Yes   X        No
               ----          ---

  As of August 16, 1996, the issuer had 1,546,038 shares of its no par value Common Stock issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


For the three months ended July 31, 1996, Communications World International, Inc. ("CommWorld" or the "Company") reported net income of $31,354 compared to a net loss of $215,845 for the three months ended July 31, 1995. Total revenue for the quarter ended July 31, 1996 was $3,742,820, an increase of $473,253 or 14.5%, compared to total revenue for the quarter ended July 31, 1995 of $3,269,567. The gross margin percentage on total revenue was 35.6% for the quarter ended July 31, 1996 compared to 29% for the quarter ended July 31, 1995. The increase in the gross margin percentage is attributable to the higher percentage of direct equipment and service sales in the quarter ended July 31, 1996. These sales have higher profit margins than the equipment sales to franchises. Net income before depreciation and amortization was $135,191 for the quarter ended July 31, 1996 compared to a loss of $122,203 for the quarter ended July 31, 1995.

Revenue from direct equipment and service sales for the three months ended July 31, 1996 was $2,079,261, an increase of $701,670 or 51% from the three months ended July 31, 1995. The gross margin on this revenue increased from $640,894 to $1,008,936, an increase of 57%. The gross margin percentage on this revenue increased from 46.5% for the quarter ended July 31, 1995 to 48.5 % for the quarter ended July 31, 1996. The increase in gross margin percentage is primarily due to a higher portion of the product mix coming from the products on which the Company receives its highest discounts.

Revenue from equipment and related service sales to franchises decreased for the quarter ended July 31, 1996 by $267, 378. The decrease was offset by an increase in the gross margin on this revenue from 11.5% for the quarter ended July 31, 1995 to 12.5% for the quarter ended July 31, 1996. The decrease in gross margin on this revenue was $16,796.

Effective August 1, 1995, the Company acquired Communications World of Columbia, Inc. ("CWC") and Alpha Communications and Technology, Inc. ("CWT") d.b.a. CommWorld of Northern Virginia. The two companies were previously franchises of the Company and were merged into CommWorld National Capitol Area, Inc. ("CWNC"), a wholly owned subsidiary of the Company. The results of operations of CWNC have been included in the consolidated results of operations beginning August 1, 1995. For the quarter ended July 31, 1996, CWNC had gross revenue of $414,000 which produced a gross margin of $186,000.

General and administrative expenses for the quarter ended July 31, 1996 increased from the quarter ended July 31, 1995 by $88,587. The increase is attributable to the expenses of CWNC. Management continues to look for opportunities to consolidate operations and reduce general and administrative expenses related to the operations of the subsidiaries.

Depreciation and amortization expense increased by $10,195 in the three months ended July 31, 1996 as compared to the three months ended July 31, 1995 due primarily to amortization relating to the CWNC acquisition. Interest expense increased $13,591 for the quarter ended July 31, 1996 as compared to the quarter ended July 31 ,1995 due to the increased levels of sales which required the support of increased levels of borrowings under the Company's line of credit. The provision for doubtful accounts was $27,000 for the quarter ended July 31, 1996 as compared to $15,000 for the quarter ended July 31, 1995. The increase reflects the higher sales volume.

The Company incurred operating losses for the years ended April 30, 1996 and 1995 and in prior periods. The Company's operating losses were financed principally by the Company's major supplier. Management plans to improve its cash flow by increasing revenue, both from national accounts and Company-owned outlets, improving gross profit margins and containing general and administrative expenses, in addition to attempting to obtain additional debt or equity financing.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs. The ability of the Company to continue as a going concern is dependent upon the realization of management's plans. There can be no assurance that the Company will be able to successfully implement its plans and therefore finance its operations over the longer term. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
July 31, 1996 and 1995
(Unaudited)
 ---------

The accompanying interim consolidated financial statements are those of Communications World International, Inc. (the "Company" or "CommWorld") and its subsidiaries, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc., Digital Telecom, Inc. and CommWorld National Capitol Area, Inc. All significant intercompany balances and transactions have been eliminated.

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1996 Form 10-KSB filing. Operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective the beginning of the current quarter. Based on current circumstances, the effect of the adoption was not material.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has elected not to adopt the recognition and measurement provisions of the Statement; however, the required disclosures will
be provided for its fiscal year ended    April 30, 1997.

1. LIQUIDITY
   ---------

The Company incurred operating losses for the years ended April 30, 1996 and 1995 and in prior periods. The Company's operating losses were financed principally by the Company's major supplier. Management plans to improve its cash flow by increasing revenue, both from national accounts and Company-owned outlets, improving gross profit margins and containing general and administrative expenses, in addition to attempting to obtain additional debt or equity financing.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs. The ability of the Company to continue as a going concern is dependent upon the realization of management's plans. There can be no assurance that the Company will be able to successfully implement its plans and therefore finance its operations over the longer term. The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                      INTERIM CONSOLIDATED BALANCE SHEET

                                 JULY 31, 1996

                                  (UNAUDITED)
                                  ----------

ASSETS
- ------
Current assets:
   Cash                                   $    10,542
   Trade accounts and current portion
     of notes receivable, less allowance
     for doubtful accounts of $ 208,723     2,479,357
   Inventories                                774,015
   Prepaid expenses                            56,403
                                          -----------
     Total current assets                   3,320,317

Property and equipment, net                   465,567
Deposits and other assets                      29,380
Notes receivable                               71,442
Intangible assets, net                      1,240,337
                                          -----------
                                          $ 5,127,043
                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Trade accounts payable                 $ 1,642,836
   Revolving line of credit                   615,716
   Current portion of notes  payable,
     including amounts due to related
     parties of $84,570                   $   391,240
   Accrued expenses                           212,356
   Current portion of capital lease
     obligations                                8,674
   Deposits and other current
     liabilities                              174,500
                                           ----------
     Total current liabilities              3,045,322

Capital lease obligations and deferred
   revenue                                     77,063
Notes payable, including amounts due
   to related parties of $ 299,338          1,405,930
                                          -----------
     Total liabilities                      4,528,315
                                          -----------

Stockholders' equity:
   Preferred stock, cumulative,
    convertible. $1.00 par value,
    3,000,000 shares authorized,
    Series B - 80,088 issued and
    outstanding, Series C - 426,678
    issued and outstanding                    506,767
   Common stock, no par value,
    2,000,000 shares authorized,
    1,546,038 shares issued and
    outstanding                             4,141,012
   Additional paid-in capital                 452,884
   Accumulated deficit                     (4,501,935)
                                          -----------
     Total stockholders' equity               598,728
                                          -----------
Commitments and contingencies
                                          $ 5,127,043
                                          ===========

      See accompanying notes to interim consolidated financial statements.

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995


                                  (UNAUDITED)
                                  -----------

                                             1996        1995
                                          ----------  -----------
Revenue:
   Initial franchise fees                 $   12,500  $   32,500
   Equipment and related service revenue   1,477,881   1,745,259
   Royalty fees                               52,295      45,939
   Direct equipment and service sales      2,079,261   1,377,591
   Other revenue                             120,883      68,278
                                          ----------  ----------
        Total revenue                      3,742,820   3,269,567

Costs and expenses:
    Cost of equipment and related
     service revenue                       1,293,867   1,544,449
    Cost of direct equipment and
     service sales                         1,070,325     736,697
    Cost of other revenue                     46,641      39,638
    Selling                                  218,741     207,109
    General and administrative               874,926     786,339
    Depreciation and Amortization            103,837      93,642
    Interest Expense                          76,129      62,538
    Provision for bad debts                   27,000      15,000
                                          ----------  ----------
        Total costs and expenses           3,711,466   3,485,412

        Net income (loss)                     31,354    (215,845)

Cumulative dividend on preferred stock        10,219       8,099
                                          ----------  ----------
        Net income (loss) applicable to
        common stock                      $   21,135  $ (223,944)
                                          ==========  ==========
Weighted average number of common
 shares outstanding                        1,546,038   1,404,598
                                          ==========  ==========

        Income (loss) per common share          $.01       $(.16)
                                          ==========  ==========






      See accompanying notes to interim consolidated financial statements.

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

                                  (UNAUDITED)
                                  -----------

                                             1996         1995
                                          -----------  -----------
Cash flows from operating activities:
   Net income (loss)                       $  31,354    $(215,845)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
          Depreciation and amortization      103,837       93,642
          Provision for bad debts on
           accounts and notes receivable      27,000       15,000
          Changes in operating assets
           and liabilities:
               Trade accounts and notes
                receivable                  (606,830)    (336,905)
               Inventories                    33,869       38,051
               Other current assets          (23,334)      79,696
               Deposits and other assets      (1,691)     (38,376)
               Trade accounts payable        402,517      132,502
               Accrued expenses and
                other liabilities            108,359      161,644
   Net cash  provided by operating         ---------    ---------
    activities                                75,081      (70,591)
                                           ---------    ---------
Cash flows used in investing
 activities - capital expenditures           (12,375)     (49,264)
                                           ---------    ---------
Cash flows from financing activities:
    Net change in notes payable              (75,969)     186,803
    Net change in revolving line of
     credit                                  (73,344)    (127,219)
    Repayment of capital lease
     obligations                              (6,599)     (15,632)
               Net cash provided by        ---------    ---------
                (used in) financing
                activities                  (155,912)      43,952
                                           ---------    ---------
Decrease in cash                             (93,206)     (75,903)
Cash at beginning of period                  103,748       68,998
                                           ---------    ---------
Cash at end of period                      $  10,542    $  (6,905)
                                           =========    =========

Supplemental disclosures of cash flow
 information:
    Interest paid                          $  76,129    $  62,538
                                           =========    =========
    Noncash transactions-purchase of
     equipment under capital leases        $--------    $  67,117
                                           =========    =========

      See accompanying notes to interim consolidated financial statements.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  August 22, 1996               /s/  Richard D, Olson
       ---------------              ----------------------------------------
                                    Richard D. Olson, President, Chief
                                    Executive Officer



Date:  August 22, 1996              /s/  Scott E. Harris
       ---------------              ----------------------
                                    Scott E. Harris, Executive Vice President,
                                     Chief Financial Officer