Form 10QSB
period 1996-10-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1996-12-05
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


                       ---------------------------------


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  OCTOBER 31, 1996

     [_] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____.


     Commission file number:  0-13652


                       ---------------------------------


                   COMMUNICATIONS WORLD INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)


               Colorado                                   84-0917382
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


6025 South Quebec, Suite 300, Englewood, Colorado             80111
-------------------------------------------------  -----------------------------
    (Address of principal executive offices)               (Zip Code)


                                (303) 721-8200
                ----------------------------------------------
                Issuer's Telephone Number, Including Area Code



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes X    No
               ---      ---

As of November 18, 1996, the issuer had 1,620,260 shares of its no par value Common Stock issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

For the three month and six month periods ended October 31, 1996, Communications World International, Inc. ("CommWorld" or the "Company") reported net income of $51,019 and $82,080, respectively, as compared to net losses of $449,542 and $665,387 for the comparable periods ended October 31, 1995. Total revenue for the quarter ended October 31, 1996 was $3,963,275, an increase of $811,264 or 25.7%, compared to total revenue of $3,152,011 for the quarter ended October 31, 1995. For the six month period ended October 31, 1996, total revenue was $7,706,094, an increase of $1,284,516 or 20% , compared to the six month period ended October 31, 1995. The gross margin percentage on total revenue was 32.2% for the quarter ended October 31, 1996 compared to 30% for the quarter ended October 31, 1995. For the six month periods ended October 31, 1996 and 1995, the gross margin percentages on total revenue were 33.9% and 29.5%, respectively. The increase in the gross margin percentage is attributable to the higher percentage of direct equipment and service sales. These sales have higher profit margins than the equipment sales to franchises. Net income before depreciation and amortization was $153,771 for the quarter ended October 31, 1996 and $288,670 for the six months then ended compared to net losses before depreciation and amortization of $354,483 and $477,110 for the same periods ended October 31, 1995.

Revenue from direct equipment and service sales for the quarter ended October 31, 1996 was $2,550,112, an increase of $921,549 or 56% from the quarter ended October 31, 1995. For the six months ended October 31, 1996 revenue from direct equipment and service sales was $4,672,814, an increase of $1,666,660 or 55% from the six month period ended October 31, 1995. The gross margin percentage on this revenue fluctuates depending on the mix of product sold during the period but averages approximately 45%. For the six months ended October 31, 1996 and 1995, the gross margin percentage was 44% and 46%, respectively.

Revenue from equipment and related service sales to franchises increased for the quarter ended October 31, 1996 by $25,150 compared to the quarter ended October 31, 1995. For the six month period ended October 31, 1996, this revenue decreased by $235,797 compared to the same period of the prior year. The gross margin realized on this revenue was $163,261 and $354,066, for the three and six month periods ended October 31, 1996, respectively. These gross margins were higher than realized in the same periods of the prior year due to increased discounts realized from a major supplier effective July 1, 1995 and due to one time charges against this revenue in October, 1995. The gross margin percentage on this revenue was 12.4% and 12.6% for the three and six month periods ended October 31, 1996. These margins are consistent with management's expectations.

General and administrative expenses for the quarter ended October 31, 1996 decreased by $153,906 compared to the quarter ended October 31, 1995. For the six month period ended October 31, 1996, general and administrative expenses decreased by $56,665 compared to the six month period ended October 31, 1995. For the three month period ended October 31, 1995, there were non recurring charges to general and administrative expenses of approximately $72,000 which affects the comparability of these expenses for these periods. Without the non recurring charges, general and administrative expenses for the six months ended October 31, 1996, were less than 1% higher than the same period of the prior year.

Effective September 30, 1996, the Company acquired the assets of its franchise in Tucson, Arizona (CWT). The operations of CWT will be continued as part of the operations of the Company's wholly owned subsidiary, CommWorld of Phoenix, Inc. The Company acquired inventory of approximately $41,000 and fixed assets with a net book value of approximately $21,000. The Company issued 74,222 shares of common stock , valued at the market price of the common stock of $1.125 per share on the date of the letter of intent, 83,500 shares of Series G Preferred Stock, valued at the par value of $1.00 per share, and 133,000 shares of Series F Preferred Stock, valued at the par value of $1.00 per share.

The Company incurred operating losses for the years ended April 30, 1996 and 1995 and in prior periods. The Company's operating losses were financed principally by the Company's major supplier. Management plans to improve the Company's cash flow by increasing revenue, both from national accounts and Company-owned outlets, improving gross profit margins and containing general and administrative expenses, in addition to attempting to obtain additional debt or equity financing. The Company has also taken measures to improve its working capital position.

The Company had working capital at October 31, 1996 of $389,286 compared to working capital at April 30, 1996 of $206,374. The improved working capital position at October 31, 1996 results from the net income for the six months then ended along with non cash expenses of depreciation and amortization of $206,590. Also, in September 1996, the Company completed a conversion of certain notes payable in the aggregate principal amount of $169,819 into 169,819 shares of Series F Preferred Stock. Approximately $75,000 of these notes had been recorded as a current liability. Liquidity of the Company was also improved during the quarter ended October 31, 1996, by changes in the terms of the line of credit to the Company. The line of credit, which is collateral based against accounts receivable and inventory, was increased by the lender from $1 million to $1.5 million and the annual interest rate was reduced from 10% over the prime rate to 7.5% over the prime rate.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2. Asset Acquisition Agreement Between William R. Heath d.b.a. CommWorld of Tucson ("CWT") and Communications World International, Inc., a Colorado Corporation

     (b)  Reports on Form 8-K

       The Company filed a Report on Form 8-K dated October 16, 1996. Information was reported in Item 5 , "Other Events", as follows:

       Acquisition of the assets of the Company's franchise located in Tucson, Arizona.

       Conversion of certain notes payable in the aggregate principal amount of $169,819 into 169,819 shares of Series F Preferred Stock.


       The following financial statements were included in the Form 8-K:

       Pro Forma Unaudited Balance Sheet as of September 30, 1996

       Unaudited Consolidated Statement of Operations for the five months ended September 30, 1996

       Unaudited Consolidated Statement of Cash Flows for the five months ended September 30, 1996

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  December 5, 1996             /s/  Richard D. Olson
       ----------------             ----------------------------------------
                                    Richard D. Olson, President and C.E.O.



Date:  December 5, 1996             /s/  Scott E. Harris
       ----------------             ----------------------------------------
                                    Scott E. Harris, Chief Financial Officer

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 1996

(UNAUDITED)
--------------------------------------------------------------------------------


ASSETS
------
Current assets:
   Cash                                                                                            $    49,096
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $226,021                                                                 2,477,271
   Inventories                                                                                         927,193
   Prepaid expenses                                                                                     74,396
                                                                                                   -----------
       Total current assets                                                                          3,527,956

Property and equipment, net                                                                            447,977
Deposits and other assets                                                                               30,250
Notes receivable                                                                                        83,576
Intangible assets, net                                                                               1,435,076
                                                                                                   -----------
                                                                                                   $ 5,524,835
                                                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable                                                                          $ 1,607,059
   Revolving line of credit                                                                            776,412
   Current portion of notes payable                                                                    336,103
   Accrued expenses                                                                                    199,814
   Current portion of capital lease obligations                                                         29,736
   Deposits and other current liabilities                                                              189,546
                                                                                                   -----------
       Total current liabilities                                                                     3,138,670

Capital lease obligations and deferred revenue                                                          45,774
Notes payable (including $130,000 due to related parties)                                            1,211,411
                                                                                                   -----------
       Total liabilities                                                                             4,395,855

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
      Cumulative, convertible, $1.00 par value, Series B - 80,088 shares issued and                    903,085
         outstanding, Series C - 426,678 shares issued and outstanding, Series F -
         312,819 shares issued and outstanding, Series G - 83,500 shares issued and outstanding;
   Common stock, no par value, 2,000,000 shares authorized,
      shares issued and outstanding; 1,620,260                                                       4,224,512
   Additional paid-in capital                                                                          452,884
   Accumulated deficit                                                                              (4,451,501)
                                                                                                   -----------
       Total stockholders' equity                                                                    1,128,980
                                                                                                   -----------
                                                                                                   $ 5,524,835
                                                                                                   ===========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

(UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the Three Months Ended October 31,
                                                     --------------------------------------
                                                            1996                1995
                                                         ----------          ----------
Revenue:
   Equipment and related service                         $1,321,024          $1,295,874
   Royalty fees                                              59,782              46,560
   Direct equipment and service                           2,550,112           1,628,563
   Other revenue                                             32,357             181,014
                                                         ----------          ----------
        Total revenue                                     3,963,275           3,152,011

Costs and expenses:
    Cost of equipment and related service                 1,157,403           1,260,064
    Cost of direct equipment and service                  1,516,054             876,156
    Cost of other revenue                                    12,069              69,653
    Selling                                                 219,062             248,209
    General and administrative                              826,357             980,263
    Depreciation and amortization                           102,752              95,059
    Interest expense                                         78,559              72,149
                                                         ----------          ----------
        Total cost and expenses                           3,912,256           3,601,553

        Net income (loss)                                    51,019            (449,542)

Cumulative dividend on preferred stock                       10,786              10,219
                                                         ----------          ----------

        Net income (loss) applicable to common stock     $   40,233          $ (459,761)
                                                         ==========          ==========

Weighted average number of shares outstanding             1,571,048           1,546,038
                                                         ==========          ==========

        Income (loss) per common share                   $      .03          $     (.30)
                                                                ===                ====




See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

(UNAUDITED)
--------------------------------------------------------------------------------

                                            For the Six Months Ended October 31,
                                            ------------------------------------
                                                   1996               1995
                                                ----------         ----------
Revenue:
   Initial franchise fees                        $   12,500         $   32,500
   Equipment and related service                  2,805,336          3,041,133
   Royalty fees                                     112,077             92,499
   Direct equipment and service                   4,672,814          3,006,154
   Other revenue                                    103,367            249,292
                                                  ---------         ----------
        Total revenue                             7,706,094          6,421,578

Costs and expenses:
    Cost of equipment and related service         2,451,270          2,804,513
    Cost of direct equipment and service          2,617,596          1,612,853
    Cost of other revenue                            27,493            109,291
    Selling                                         437,803            455,318
    General and administrative                    1,728,574          1,785,239
    Depreciation and amortization                   206,590            188,277
    Interest expense                                154,688            131,474
                                                  ---------          ---------
        Total cost and expenses                   7,624,014          7,086,965

        Net income                                   82,080           (665,387)

Cumulative dividend on preferred stock               21,005             18,318
                                                  ---------         ----------

        Net income applicable to common
         stock                                   $   61,075         $ (683,705)
                                                     ======            =======

Weighted average number of shares outstanding     1,558,543          1,475,319
                                                  =========          =========

        Income (loss) per common share            $     .04         $     (.46)
                                                        ===               ====




See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

(UNAUDITED)
--------------------------------------------------------------------------------

                                                     1996            1995
                                                   ---------      ----------
Cash flows from operating activities:
   Net income (loss)                               $  82,080       (665,387)
   Adjustments to reconcile to net cash
    provided (used) by operating activities:
          Depreciation and amortization              206,590        186,937
          Provision for losses on                     56,987         66,666
           accounts and notes receivable
          Changes in operating assets
           and liabilities:
               Trade accounts and notes
                receivable                          (654,159)      (249,597)
               Inventories                           (78,309)        98,153
               Prepaid expenses                      (41,327)       118,791
               Deposits and other assets              (2,561)        (1,559)
               Trade accounts payable                366,740        628,047
               Accrued expenses                       15,933        197,599
               Other liabilities                      94,933       (168,480)
                                                   ---------      ---------
               Net cash provided by (used in)
                operating activities                  46,907       (211,170)
                                                   ---------      ---------
Cash flows from investing activities:
    Payments in connection with
     acquisition and expenses                                        (8,158)
    Capital expenditures                             (16,279)       (63,755)
                                                   ---------      ---------
               Net cash used by
                investing activities                 (16,279)       (71,913)
                                                   ---------      ---------

Cash flows from financing activities:
    Net borrowings (repayments) under
     line-of-credit agreement                         87,352       (294,306)
    Net borrowings (repayments) of
     notes and contract payable                     (155,806)       113,250
    Repayment of capital lease obligations           (16,826)       (25,413)
                                                   ---------      ---------
               Net cash used by                      (85,280)      (206,469)
                financing activities               ---------      ---------

Net increase (decrease) in cash                       54,652        (67,212)

Cash at beginning of the period                      103,748         68,998
                                                   ---------      ---------

Cash at end of the period                          $  49,096      $   1,786
                                                   =========      =========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

(UNAUDITED)
--------------------------------------------------------------------------------

                                                         1996       1995
                                                       --------   --------
Supplemental disclosures of cash flow
 information:
        Interest paid                                  $154,688   $131,474

    Non-cash investing activities:
        Business acquisitions financed by:
            Issuance of common stock                   $ 83,500   $ 87,500
            Issuance of preferred stock                $226,500   $105,134
            Issuance of notes payable                        --   $ 30,000
        Equipment acquisitions through
         capital lease obligations                           --   $ 67,117

Conversion of notes payable to preferred stock         $169,819




See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
--------------------------------------------------------------------------------

The accompanying interim consolidated financial statements are those of Communications World International, Inc. (the "Company" or "CommWorld") and its subsidiaries, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc., Digital Telecom, Inc. and CommWorld National Capitol Area, Inc. All significant intercompany balances and transactions have been eliminated.

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1996 Form 10-KSB filing. Operating results for the three and six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective the beginning of the current year. Based on current circumstances, the effect of the adoption was not material.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has elected not to adopt the recognition and measurement provisions of the Statement; however, the required disclosures will be provided for its fiscal year ending April 30, 1997.

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