Form 10QSB
period 1997-01-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1997-03-14
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB



                  ___________________________________________


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  JANUARY 31, 1997

     [ ]  Transition period under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for THE TRANSITION  PERIOD  FROM     TO     .
                                                               -----  -----

     Commission file number:  0-13652


                  ___________________________________________

                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   Colorado                             84-0917382
   --------------------------------------  ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)



6025  South  Quebec,  Suite  300, Englewood,  Colorado         80111
------------------------------------------------------    ----------------
    (Address of principal executive offices)                 (Zip Code)

                                (303) 721-8200
                ----------------------------------------------
                Issuer's Telephone Number, Including Area Code



  Check whether the issuer: (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.    Yes   X        No
               ------        ------

  As of March 7, 1997, the issuer had 1,620,260 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

For the three month and nine month periods ended January 31, 1997, Communications World International, Inc. ("CommWorld" or the "Company") incurred net losses of $126,791 and $44,711, respectively, as compared to net losses of $31,481 and $696,852 for the comparable periods ended January 31, 1996. Total revenue for the quarter ended January 31, 1997 was $3,828,023, an increase of $702,052 or 22.5%, compared to total revenue of $3,125,971 for the quarter ended January 31, 1996. For the nine month period ended January 31, 1997, total revenue was $11,534,117, an increase of $1,986,568 or 20.1% , compared to the nine month period ended January 31, 1996. The gross margin percentage on total revenue was 33.4% for the quarter ended January 31, 1997 compared to 39.2% for the quarter ended January 31, 1996. For the nine month periods ended January 31, 1997 and 1996, the gross margin percentages on total revenue were 33.7% and 32.7%, respectively. The increase in the gross margin percentage over the nine month period is attributable to the higher percentage of direct equipment and service sales. These sales have higher profit margins than the equipment sales to franchises. The net loss before depreciation and amortization was $19,655 for the quarter ended January 31, 1997 compared to net income before depreciation and amortization of $72,365 for the quarter ended January 31, 1996. For the nine months ended January 31, 1997, the Company reported net income before depreciation and amortization of $269,015, compared to a net loss before depreciation and amortization of $406,069 for the same period ended January 31, 1996.

Revenue from direct equipment and service sales for the quarter ended January 31, 1997 was $2,176,252, an increase of $369,015 or 20% from the quarter ended January 31, 1996. For the nine months ended January 31, 1997 revenue from direct equipment and service sales was $6,787,064, an increase of $1,973,673 or 41% from the nine month period ended January 31, 1996. The gross margin percentage on this revenue fluctuates depending on the mix of product sold during the period but averages approximately 45%. For the nine months ended January 31, 1997 and 1996, the gross margin percentage was 44.7% and 47.9%, respectively.

Revenue from equipment and related service sales to franchises increased for the quarter ended January 31, 1997 by $384,936 compared to the quarter ended January 31, 1996. For the nine month period ended January 31, 1997, this revenue increased by $149,139 compared to the same period of the prior year. The gross margin percentage on this revenue was 9.2% and 11.4% for the three and nine month periods ended January 31, 1997.

General and administrative expenses for the quarter ended January 31, 1997 increased by $71,173 compared to the quarter ended January 31, 1996. For the nine month period ended January 31, 1997, general and administrative expenses increased by $13,184 compared to the nine month period ended January 31, 1996. The general and administrative expenses for the Tucson operation, which was acquired effective September 30, 1996, account for approximately $50,000 of the increase for the quarter ended January 31, 1997. The increase in general and administrative expenses for the nine month period ended January 31, 1997 is less than 1% compared to the expenses for the same period of the prior year.

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

The Company had working capital at January 31, 1997 of $394,125 compared to working capital at April 30, 1996 of $206,374. The improved working capital position at January 31, 1997 results from the net income before depreciation and amortization for the nine months ended January 31, 1997. Also, in September 1996, the Company completed a conversion of certain notes payable in the aggregate principal amount of $169,819 into 169,819 shares of Series F Preferred Stock. Approximately $75,000 of these notes had been recorded as a current liability. Liquidity of the Company was also improved during the nine months ended January 31, 1997, by changes in the terms of the line of credit to the Company. The line of credit, which is collateral based against accounts receivable and inventory, was increased by the lender from $1 million to $1.5 million and the annual interest rate was reduced from 10% over the prime rate to 7.5% over the prime rate.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs. The ability of the Company to continue as a going concern is dependent upon the realization of management's plans. There can be no assurance that the Company will be able to successfully implement its plans and therefore finance its operations over the longer term. The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  March 14,1997                /s/  Richard D. Olson
      --------------                ----------------------------------------
                                    Richard D. Olson, President and C.E.O.



Date:  March 14, 1997               /s/  Scott E. Harris
       --------------               ----------------------------------------
                                    Scott E. Harris, Chief Financial Officer

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
JANUARY 31, 1997

(UNAUDITED)
________________________________________________________________________________


ASSETS
------
Current assets:
   Cash                                                          $    30,091
   Trade accounts and current portion of notes receivable,
     less allowance for doubtful accounts of $225,543              2,915,026
   Inventories                                                       909,607
   Prepaid expenses                                                   59,505
                                                                 -----------
       Total current assets                                        3,914,229

   Property and equipment, net                                       411,820
   Deposits and other assets                                          38,715
   Notes receivable                                                   83,576
   Intangible assets, net                                          1,370,555
                                                                 -----------
                                                                 $ 5,818,895
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable                                        $ 2,056,667
   Revolving line of credit                                          843,409
   Current portion of notes payable                                  245,514
   Accrued expenses                                                  189,467
   Current portion of capital lease obligations                       19,218
   Deposits and other current liabilities                            165,829
                                                                 -----------
       Total current liabilities                                   3,520,104

Capital lease obligations and deferred revenue                        45,774
Notes payable (including $130,000 due to related parties)          1,211,411
                                                                 -----------
       Total liabilities                                           4,777,289

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
      Cumulative, convertible, $1.00 par value, Series B -           948,085
        80,088 shares issued and outstanding, Series C -
        426,678 shares issued and outstanding, Series F-
        357,819 shares issued and outstanding, Series G-
        83,500 shares issued and outstanding;
   Common stock, no par value, 2,000,000 shares authorized,
       shares issued and outstanding;                              4,224,512
        1,620,260
   Additional paid-in capital                                        447,009
   Accumulated deficit                                            (4,578,000)
                                                                 -----------
        Total stockholders' equity                                 1,041,606
                                                                 -----------
                                                                 $ 5,818,895
                                                                 ===========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

(UNAUDITED)
_______________________________________________________________________________

                                          For the Three Months Ended January 31,
                                          ----------------------------------
                                              1997                1996
                                              ----                ----
Revenue:
   Initial franchise fees                   $    22,500         $   25,000
   Equipment and related service              1,528,608          1,143,672
   Royalty fees                                  57,702             51,800
   Direct equipment and service               2,176,252          1,807,237
   Other revenue                                 42,961             98,262
                                            -----------         ----------
        Total revenue                         3,828,023          3,125,971

Costs and expenses:
   Cost of equipment and related              1,387,496            975,144
     service
   Cost of direct equipment and service       1,134,600            896,331
   Cost of other revenue                         27,163             27,560
   Selling                                      255,706            219,065
   General and administrative                   945,020            873,847
   Depreciation and amortization                107,136            103,846
   Interest expense                              97,693             61,659
                                            -----------         ----------
        Total cost and expenses               3,954,814          3,157,452

        Net income (loss)                      (126,791)           (31,481)

Cumulative dividend on preferred stock           15,757             10,136
                                            -----------         ----------

        Net income (loss) applicable to     $  (142,548)        $  (41,617)
         common stock                       ===========         ==========

Weighted average number of shares             1,620,260          1,546,038
 outstanding                                ===========         ==========

        Income (loss) per common share      $      (.09)        $     (.03)
                                            ===========         ==========




See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

(UNAUDITED)
________________________________________________________________________________



                                          For the Nine Months Ended January 31,
                                          -------------------------------------
                                                     1997             1996
                                                     ----             ----
Revenue:
   Initial franchise fees                        $    35,000      $    57,500
   Equipment and related service                   4,333,944        4,184,805
   Royalty fees                                      169,779          144,299
   Direct equipment and service                    6,787,064        4,813,391
   Other revenue                                     208,330          347,554
                                                 -----------      -----------
        Total revenue                             11,534,117        9,547,549

Costs and expenses:
    Cost of equipment and related                  3,838,766        3,796,735
     service
    Cost of direct equipment and service           3,752,196        2,509,184
    Cost of other revenue                             54,656          119,773
    Selling                                          693,509          674,383
    General and administrative                     2,673,594        2,660,410
    Depreciation and amortization                    313,726          290,783
    Interest expense                                 252,381          193,133
                                                 -----------      -----------
        Total cost and expenses                   11,578,828       10,244,401

        Net income (loss)                            (44,711)        (696,852)

Cumulative dividend on preferred stock                36,762           28,304
                                                 -----------      -----------

        Net income (loss) applicable to common   $   (81,473)     $  (725,156)
         stock                                   ===========      ===========

Weighted average number of shares                  1,571,051        1,498,891
 outstanding                                     ===========      ===========

        Income (loss) per common share                 $(.05)           $(.48)
                                                 ===========      ===========




See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

(UNAUDITED)
________________________________________________________________________________



                                               1997         1996
                                               ----         -----
Cash flows from operating activities:
   Net income (loss)                      $   (44,711)   $(696,852)
   Adjustments to reconcile to net cash
    provided (used) by operating
    activities:
          Depreciation and amortization       313,726      290,783
          Provision for losses on             139,593      104,351
           accounts and notes receivable
          Changes in operating assets
           and liabilities:
               Trade accounts and notes    (1,174,226)    (313,602)
                receivable
               Inventories                    (61,123)      95,962
               Prepaid expenses               (26,436)      73,371
               Deposits and other assets      (11,026)      57,919
               Trade accounts payable         816,348      590,036
               Accrued expenses                 5,586       87,172
               Other liabilities               71,216      (84,007)
                                          -----------    ---------
               Net cash provided by            28,947      205,133
                (used in) operating       -----------    ---------
                activities

Cash flows from investing activities:
    Payments in connection with                             (8,158)
     acquisition and expenses
    Capital expenditures                      (22,338)     (69,390)
                                          -----------    ---------
               Net cash used by
                investing activities          (22,338)     (77,548)
                                          -----------    ---------
Cash flows from financing activities:
    Net borrowings (repayments) under
     line-of-credit agreement                 154,349     (136,225)
    Net borrowings (repayments) of
     notes and contract payable              (246,396)      84,153
    Net proceeds from issuance of
     preferred stock                           39,125
    Repayment of capital lease
     obligations                              (27,344)     (36,472)
               Net cash used by           -----------    ---------
                financing activities          (80,266)     (88,544)
                                          -----------    ---------

Net increase (decrease) in cash               (73,657)      39,041

Cash at beginning of the period               103,748       68,998
                                          -----------    ---------

Cash at end of the period                 $    30,091    $ 108,039
                                          ===========    =========


See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

(UNAUDITED)
________________________________________________________________________________

                                               1997        1996
                                           --------  ----------
Supplemental disclosures of cash flow
 information:
        Interest paid                      $252,381  $  193,133

    Non-cash investing activities:
        Business acquisitions financed
         by:
            Issuance of common stock       $ 83,500  $   87,500
            Issuance of preferred stock    $226,500  $  105,134
            Issuance of notes payable            --  $   30,000
        Equipment acquisitions through           --  $   67,117
         capital lease obligations
Conversion of trade accounts payable to              $1,392,755
 note payable
Conversion of notes payable to             $169,819
 preferred stock




See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
________________________________________________________________________________

The accompanying interim consolidated financial statements are those of Communications World International, Inc. (the "Company" or "CommWorld") and its subsidiaries, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc., Digital Telecom, Inc. and CommWorld National Capitol Area, Inc. All significant intercompany balances and transactions have been eliminated.

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1996 Form 10-KSB filing. Operating results for the three and nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

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