Form 10KSB
period 1997-04-30
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1997-08-12
CIK 727347

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

                         _____________________________

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended:  APRIL 30, 1997

[_]  Transition period under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For  the  transition  period  from ________________  to ________________.

Commission file number:  0-13652

                         _____________________________

                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                          Colorado                                                84-0917382
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


6025  South  Quebec,  Suite  300, Englewood, Colorado                             80111
--------------------------------------------------------------      ------------------------------------
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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X     No___
              ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [_]

The issuer's revenues for its most recent fiscal year:  $ 14,904,473

The aggregate market value of the voting stock held as of August 4, 1997 by non affiliates of the issuer was $2,228,285. As of August 4, 1997, the issuer had 1,620,571 shares of its no par value Common Stock issued and outstanding.

                                    PART I

ITEM  L.  DESCRIPTION OF BUSINESS
          -----------------------

BUSINESS DEVELOPMENT

Communications World International, Inc. ("Registrant", "Company" or "CommWorld") was incorporated in 1983 under Colorado law and has its principal executive offices at 6025 South Quebec Street, Suite 300, Englewood, Colorado 80111. CommWorld has established a distribution network for a variety of telecommunications products and services, including business telephone systems, through: (1) franchises under the CommWorld name, (2) Company-owned outlets and
(3) direct sales to end users through its corporate sales and marketing division. The Company had 57 franchises located in 27 states and 8 Company-owned outlets at April 30, 1997. Through its distribution network the Company sells and services private telephone systems and peripheral products, such as voice messaging and related systems, for business users. The Company's franchisees and Company-owned outlets market their products primarily to small and medium-size businesses while the Company's corporate sales and marketing department markets the same products and services directly to multi-location businesses.

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

During the past four fiscal years, the Company has acquired certain franchises and other companies as wholly owned subsidiaries. The acquisitions were accomplished through the issuance of a combination of common stock, preferred stock, notes payable and cash. The acquisitions have all been accounted for as purchases and the excess of consideration paid over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over ten years.

The subsidiary operations service the Southwest United States with offices in Phoenix, Tucson, and Nogales, Arizona; the Northwest United States with an office in Kirkland, Washington; the Baltimore and Washington D.C. area with offices in Falls Church, Virginia and Baltimore, Maryland; the Colorado front range area with offices in Englewood and Fort Collins, Colorado; and multi-location customers through its national accounts subsidiary with an office in Englewood, Colorado. The acquisitions of the Falls Church, Virginia, Baltimore, Maryland and Tucson, Arizona operations were completed during the most recent two fiscal years and are further described in the Notes to the consolidated financial statements.

The Company believes that there may be additional opportunities to acquire other profitable interconnect dealers, both inside and outside the Company's franchise network. The Company also believes that there may be other opportunities to acquire companies in the telecommunications industry. The Company's determination of whether to enter into merger and acquisition agreements in the future will depend upon several factors, including the Company's financial resources and business operations.

Franchise Program
-----------------

Pursuant to the terms of the Company's franchise program, a franchisee will pay a one time, non-refundable, franchise fee of $12,500 or $7,500, depending upon the number of businesses in the potential franchisee's market place. The franchise fee is payable upon the execution of the franchise agreement.

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

The term of the franchise is for 10 years unless earlier terminated provided that, during the first 12 months of the franchise, the franchisee has the right to terminate the franchise without a refund of the franchise fee. The Company has the right to terminate any franchise in the event of the franchisee's bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the initial term of the agreement for an additional 10 years if, at the time of renewal, the franchisee is in good standing and pays a successor franchisee fee in the amount of 10 percent of the franchise fee then in effect.

Leasing Program
---------------

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

Competition
-----------

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

Product  Supply
---------------

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

Regulation
----------

The Federal Communications Commission ("FCC") regulates the telephone industry. The FCC has a registration program providing minimum specifications for customer-owned equipment.

The Federal Trade Commission ("FTC") requires franchisers to provide prospective franchisees with a Uniform Franchise Offering Circular which sets forth detailed information about the franchiser and the franchise program.

A number of states require a franchiser to register prior to selling franchises in those particular states and the Company registers its offering of the franchise program in those states in which registration is required. In addition, states may impose certain minimum requirements on franchises located within that state. For example, franchises in Iowa, by law, have a three-mile exclusive territory.

Backlog and Employees
-----------------------

As of April 30, 1997 and 1996, the Company had backlogs of unfilled franchisees' orders of less than $50,000. As of August 4, 1997, the Company had approximately 85 full-time employees involved in administration, sales, accounting, warehousing, franchise relations, and subsidiary company coordination.

ITEM  2.   DESCRIPTION OF PROPERTY
           -----------------------

The Company leases approximately 7,700 square feet of space at 6025 South Quebec Street, Suite 300, Englewood, Colorado for approximately $10,250 per month pursuant to a lease which expires in June 1998.

In addition, the Company leases (i) 5,310 square feet of office and warehouse space in Englewood, Colorado for approximately $2,700 per month under a lease which expires in March 2000, (ii) 1,400 square feet of office and warehouse space in Scottsdale, Arizona on a month-to-month basis for approximately $2,200 per month, (iii) 3,600 square feet of office and warehouse space in Seattle, Washington for approximately $5,400 per month which expires in July 2001 and
(iv) 2,655 square feet of office and warehouse space in Falls Church, Virginia on a month to month basis for approximately $2,500 per month.

ITEM  3.   LEGAL PROCEEDINGS
           -----------------

The Company is not currently a party to any material pending or threatened legal proceedings.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
           ---------------------------------------------------

During the Company's quarter ended April 30, 1997, no matter was submitted to a vote of the Company's security holders.

                                    PART II

ITEM  5.  MARKET  FOR COMMON  EQUITY  AND  RELATED STOCKHOLDER  MATTERS
          -------------------------------------------------------------

The Company's common stock (the "Common Stock") trades on the NASDAQ Small-Cap Market under the symbol "CWII." Warrants to purchase Common Stock were not exercised and expired June 30, 1997. Set forth in the following table are high and low bid quotations for each quarter in the fiscal years ended April 30, 1997 and 1996. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

                        Common Stock
                        ------------
Quarter Ended         High        Low
-------------         ----        ---

July 31, 1995       $4.00       $2.25

October 31, 1995     3.13        1.13

January 31, 1996     2.00        1.13

April 30, 1996       1.50         .53

July 31, 1996        1.50         .78

October 31, 1996     1.25         .69

January 31, 1997     1.38         .69

April 30, 1997       1.18         .75

There were approximately 230 holders of record of the Common Stock as of August 4, 1997.

No dividends have been declared or paid on the shares of Common Stock and the Company does not anticipate paying cash dividends on the shares of Common Stock in the foreseeable future. The Company may not pay dividends without the consent of its accounts receivable finance company. No dividends may be paid on the Common Stock unless accumulated dividends on the Preferred Stock have been paid.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
          ----------------------------------------------------------

Overview
--------

The forward-looking statements herein are based on management's current expectations. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized or that the positive trends in financial results will continue.

The focus of the Company in fiscal years 1997 and 1996 concentrated on operating the Company-owned outlets. The revenues of direct equipment and related services produced by these operations increased by $2,685,000 or 66% in fiscal 1996 and by $2,286,000 or 34% in fiscal 1997. The gross margins realized on this portion of the Company's revenues were 44% in both fiscal years.
Management continues to look for opportunities to consolidate operations and reduce general and administrative expenses related to the operations of the subsidiaries.

In fiscal 1998, the Company will evaluate additional acquisitions of franchised locations and other independent companies. Although preliminary discussions take place on an ongoing basis, there are no definitive agreements in place at the current time for additional acquisitions.

Liquidity and Capital Resources
-------------------------------

The independent auditors' report on the Company's consolidated financial statements as of April 30, 1996 and for the year then ended contains an explanatory paragraph that states the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered recurring losses from operations that raised substantial doubt about its ability to continue as a going concern. The consolidated financial statements as of April 30, 1996 and for the year then ended did not include any adjustments that might have resulted from the outcome of this uncertainty. The ability of the Company to continue as a going concern was dependent upon the realization of management's plans to increase revenue, improve gross profit margins and contain general and administrative expenses. There was no assurance that the Company would be able to successfully implement its plans. Management did, however, improve the cash flow of the Company during the year ended April 30, 1997 by increasing revenue, improving gross profit margins and containing general and administrative expenses, in addition to obtaining additional debt and equity financing.

The loss before provision for income taxes incurred for the year ended April 30, 1997 was offset by non-cash expenses of depreciation and amortization.
Increases in accounts receivable were funded primarily with comparable increases in trade accounts payable. Increased borrowings under the Company's line of credit were used to fund repayments on other notes payable.

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

Management has taken the following actions to improve its liquidity and capitalization in the current and prior years:

(A) In October 1996, the Company renegotiated and renewed its accounts receivable financing agreement with its lender. Pursuant to the new agreement, the Company may be extended credit of up to $1,500,000 ($1,000,000 in fiscal 1996) based upon its outstanding accounts receivable, at an interest rate of 7.5% in excess of the prime rate (10% in excess during fiscal 1996). The agreement is subject to termination upon 30 days notice by either party. Advances under the line of credit are limited to 75% of eligible receivables (70% in fiscal 1996), as defined. All receivables over 90 days past due and all receivables from customers with 90-day past due balances in excess of 10% of their total balances are not considered eligible. The outstanding amount is reduced by accounts receivable collections and increased periodically by advances supported by new receivables and collection activity. The outstanding balance under this line of credit was $1,001,891 and $689,060 at April 30, 1997 and 1996,
    respectively.

(B) Effective December 22, 1995, the Company negotiated with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable (the "Note") and to increase the current credit facility by $400,000. This allowed the Company to meet its immediate obligations, provided a short-term increase in cash flow, and increased working capital by the long-term portion of the Note, approximately $1,260,000.

    Pursuant to the Note, the Company is required to make 60 equal installments of $29,598, including interest at 6% per annum, which began in February 1996. In addition to the monthly installments, the Company is required to make prepayments of principal of at least $10,000 per month if the monthly net operating cash flow of the Company, defined as pre-tax income plus depreciation and amortization, exceeds $75,000 for three consecutive months. Thereafter, 60% of each additional $5,000 of monthly net operating cash flow in excess of $75,000 must be paid. The Company is also required to use a portion of the net proceeds from any offering of its stock or debt securities to make a principal prepayment. The prepayment will be equal to a percentage of the net proceeds in excess of $350,000 as follows: 40% of net proceeds between $350,000 and $1 million, 50% of net proceeds between $1 million and $2 million, 60% of net proceeds between $2 million and $3 million and 100% of net proceeds in excess of $3 million, but not to exceed the remaining principal balance of the Note. The Note has been guaranteed personally by the president of the Company.

    Effective April 30, 1997 TAIS agreed to treat the Note as a non-interest bearing obligation from inception through April 30, 1997, resulting in a discount of the note balance of approximately $103,000. The discount has been treated as a reduction of cost of equipment and related service revenue for the year ended April 30, 1997. Imputed interest in the amount of $96,471 was recognized on the Note during the year ended April 30, 1997.

There are currently no material commitments for capital expenditures.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs based on its revenue growth and the availability of credit from the Company's accounts receivable financing company and major supplier. However, there can be no assurance that the Company will be able to successfully implement its plans to increase revenue, improve gross profit margins and contain general and administrative expenses and therefore finance its operations over the longer term.

RESULTS OF OPERATIONS
---------------------

For the Year Ended April 30, 1997
---------------------------------

The Company reported net income of approximately $83,000 for the year ended April 30, 1997 as compared to a net loss of approximately $1,180,000 for the year ended April 30, 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended April 30, 1997 was a positive $463,000 compared to a negative EBITDA of $486,000 for the year ended April 30, 1996.
The change in the net income (loss) of $1,263,000 and the increase in EBITDA of $949,000 were largely due to increased revenues from the Company-owned outlets. The gross profit realized on this revenue was $3,960,000 in fiscal 1997 or $946,000 higher than fiscal 1996. The increased gross margin was partially offset by an increase of $133,000 in selling expenses, an increase of $90,000 in general and administrative expenses and an increase of $66,000 in interest expense. Additionally, for the year ended April 30, 1997 the Company recognized $385,000 of income tax credit related to its net operating loss carryforward.

Equipment and related service revenue from franchisees increased $124,000 or 2.3% during the year ended April 30, 1997. The gross margin percentage realized on this revenue was 13.1% during the current fiscal year compared to 9.4% for the previous fiscal year. The increased revenue and increased gross margin percentage provided an increase of $214,000 in gross margin from this revenue for the year ended April 30, 1997 compared to the previous year. Contributing to the improved gross margin for the current year was the TAIS discount of $103,000 related to their agreement and treatment of the Note as a non-interest bearing obligation from inception, (December 22, 1995) through April 30, 1997.

Revenue from direct sales of equipment and services increased $2,286,000 during the current fiscal year. The gross margin percentage realized on this revenue was 44% for both fiscal year 1997 and 1996. The increased revenue for the year ended April 30, 1997 resulted in increased gross margin of $946,000. The Company continues to concentrate its efforts on improving the operations of the Company-owned outlets and on increasing revenue in this area.

Initial franchise fees of $35,000 for the year ended April 30, 1997 were lower than the previous year by $47,500. The Company is actively seeking qualified companies to become new franchises but did not locate as many in the current fiscal year as in the previous year.

Selling expenses in fiscal year 1997 of $912,000 were 6.1% of gross revenue compared to selling expenses in fiscal year 1996 of $779,000 or 6.2% of gross revenues. The increase in dollars of expense relate directly to the increases in gross revenues.

General and administrative expenses for fiscal year 1997 increased $90,000 or 2.5% from the prior fiscal year. This slight increase in expenses in this area occurred while gross revenues increased 18.7%. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.

For the Year Ended April 30, 1996
---------------------------------

The Company incurred a net loss of approximately $1,180,000 for the year ended April 30, 1996 as compared to approximately $711,000 for the year ended April 30, 1995. The increase in the net loss of $469,000 was largely due to an increase in interest expense of $105,000 associated with the Company's line of credit being in place for the entire fiscal year, an increase in the provision for bad debts of $131,000 related to higher sales volume and specific write-offs, and also an increase in amortization of intangible assets of $50,000 related to the acquisitions of subsidiaries.

Equipment and related service revenue from franchisees decreased $290,000 or 5% during the year ended April 30, 1996. The decrease in gross margin related to this decrease in sales was approximately $86,000.

Revenue from direct sales of equipment and services increased $2,686,000 during the fiscal year ended April 30, 1996, as a result of a full year of operations of the Company-owned outlets and from increased sales at the CommWorld NationWide subsidiary. Cost of goods sold and selling expenses increased a total of $1,347,000 related to this increased revenue.

Initial franchise fees of $82,500 for the year ended April 30, 1996 were comparable to the $90,000 reported in the prior fiscal year.

General and administrative expenses increased $1,119,000 or 46% during fiscal year 1996. The increase is largely due to the increased number of personnel and related overhead expenses associated with the acquisitions of the Company-owned outlets.

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

Name                Position
----                --------

Samuel D. Addoms    Director

Edwin B. Spievack   Director

Richard D. Olson    President, Chief Executive Officer, Director

Scott E. Harris     Executive Vice President, Chief Financial Officer

George Leonard      Executive Vice President, Chief Operating Officer


Samuel D. Addoms - Age 57.  Mr. Addoms has been a director of the Company since
----------------
October 1992. From November 1993 to January 1995 he served as the Executive Vice President of Frontier Airlines, Inc. and has served as President from January 1995 to present. He has also served as a Director of Frontier Airlines, Inc. from November 1993 to present. From February 1996 to present, he has been an Independent General Partner and a Director of Boettcher Venture Capital Partners. From February to October 1993, he served as the President and Director of Brainwave Systems, Inc., a software company. From September 1992 to September 1993, he served as a financial consultant to various companies. From October 1991 to August 1992, he served as President and a Director of CaseWorks Software, Inc. of Calgary, Alberta, Canada and its U.S. affiliate, CaseWorks Software International, Inc. of Denver, Colorado. These entities are engaged in the development and marketing of a proprietary software program used in the operation of human resource agencies in Canada and the United States. From 1991 to 1992, he was a Director of North Gate Computer Systems, Inc. of Eden Prairie, Minnesota, a public company which manufactures and markets IBM compatible personal computers through a direct-response marketing channel. Mr. Addoms received a B.A. degree from Wesleyan University in 1961.

Edwin B. Spievack - Age 65.  Mr. Spievack was elected to the Board of Directors
-----------------
of the Company in February 1993. From March 1995 to present, he has been an independent consultant to various companies in the telecommunications industry. From 1982 to March 1995, he was President of North American Telecommunications Association (NATA). From 1972 to 1982, he served as NATA's General Counsel. From 1970 through 1971, he served as Vice President and General Counsel for Arcata Communications, the first major U.S. telecommunications distributor.

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

Richard  D.  Olson - Age  43.  Mr. Olson has served as the Chief Executive
------------------
Officer of the Company since February 1992 and President since July 1992. From November 1988 until January 1992, he was a marketing and finance consultant doing business as R.D. Olson & Associates. From June 1986 until October 1988, he was the Chief Operating Officer and Executive Vice President of Interstate Lending Corporation.

Scott E. Harris - Age 43.  Mr. Harris has served as Chief Financial Officer of
---------------
the Company since August 15, 1995. From October 1992 to November 1994, he served as Chief Financial Officer of Mortgage Alliance Corporation. From April 1989 to October 1992, he served as Vice President of Finance for the AMC Cancer Research Center.

George Leonard - Age 47.  Mr. Leonard joined CommWorld in May 1996 as Executive
--------------
Vice President and Chief Operating Officer of the Information Systems and Marketing Division. From January 1995 to May 1996, Mr. Leonard was Consultant and Vice President, Business Development for VideoWare Inc. in Dallas, Texas, a video communications and multimedia development and marketing company. From May 1994 to May 1996, Mr. Leonard was a consultant to the president of Impact Solutions Corporation of San Diego, California, a company engaged in mobile computing solutions for the U.S. public safety sector. From August 1992 to May 1994, he was Chief Operating Officer for The Complete Systems Corporation Genesys in Orlando, Florida, and CEO of Discovery Technologies Inc. in Longmont, Colorado, related companies providing medical imaging systems for the U.S. health care sector. Mr. Leonard owned Aspencliff Computing from May 1990 to August 1992, where he provided technology and business development consulting to high technology companies.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. There are no family relationships between any director or executive officer of the Company.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations from reporting persons, to the Company's knowledge, no officer, director, or beneficial owner of more than ten percent of the Company's equity securities failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the 1934 Act during the most recent fiscal year or prior fiscal years, except that George L. Leonard filed late the Form 3 disclosing his status as an officer of the Company effective September 20, 1996 and the issuance to him of options to purchase 25,000 shares of Common Stock at $1.00 per share.

ITEM  10.   EXECUTIVE  COMPENSATION
            -----------------------

The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended April 30, 1997 and 1996.

                                                                                       Long-Term  Compensation
                                                                                     ---------------------------
                                              Annual Compensation                     Awards             Payouts
                                       ------------------------------------- ----------------------      -------
                                                               Other
                                                               Annual          Restricted                            All other
Name and                               Salary                  Compensa-       Stock        Options/     LTIP        Compensa-
Principal Position (1)       Year       ($)         Bonus      tion (2)        Awards       SARs         Payouts     tion
======================       ====      ======       =====      ========        ======       ====         =======     =========
Richard D. Olson, CEO        1997      87,000        -0-          -0-            -0-         -0-         -0-           -0-
Richard D. Olson, CEO        1996      72,000        -0-          -0-            -0-         -0-         -0-           -0-

(1) The Company pays health insurance premiums for its executive officers, and provides its President with the use of a Company-owned automobile. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officer, which includes automobile expense of approximately $4,000.

401(K) PLAN
-----------

On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least twelve months of continuous service by August 1 of each plan year and who have attained the age of twenty-one. As amended, the Company may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contribution to the ESP in 1997 or 1996.

STOCK OPTION AND STOCK APPRECIATION PLANS
-----------------------------------------

In 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"), subject to shareholder approval, pursuant to which options to purchase up to 207,000 shares of Common Stock could be granted to employees of the Company. There are currently outstanding options to purchase 25,000 shares of Common Stock at $2.75 per share, options to purchase 10,000 shares of Common Stock at $1.125 per share, and options to purchase 37,500 shares of Common Stock at $1.00 per share all of which were granted at the market value on the date of grant. The options have been granted subject to shareholder approval of the Plan and become exercisable over a three-year period and must be exercised within five years of the date of grant.

COMPENSATION OF DIRECTORS
-------------------------

In 1993, the Company adopted a Non-discretionary Stock Option Plan for non-employee directors pursuant to which options to purchase up to 20,000 shares of the Company's Common Stock would be granted to directors of the Company who are not employees of the Company. Options to purchase 11,583 shares of the Company's Common Stock are currently outstanding and exercisable at prices ranging from $.88 to $6.25 per share.

The exercise price for all outstanding options and for future grants is the fair market value of the Common Stock on the respective dates of grant. Each director is entitled to receive options to purchase 1,000 shares of Common Stock on November 1 of each year. During the fiscal year ended April 30, 1997, both Samuel D. Addoms and Edwin B. Spievack received options to purchase 1,000 shares of Common Stock. The options are exercisable for five years from the date of grant.

The Company does not pay directors for meetings attended. During the year ended April 30, 1997, the Company held four meetings of the Board of Directors and took action at other times by written consent. Each director attended 75 percent or more of the meetings held during the period he served as a director.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
          ---------------------------------------------------------------

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on August 4, 1997 and information as of August 4, 1997 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners
---------------------------

    Name & Address of                        Shares Beneficially
     Beneficial Owner         Title of Class       Owned (1)        Percent
     ----------------         --------------       ---------        -------
Samuel D. Addoms (2)         Common Stock            7,000           0.4%
1900 Fairfax Street
Denver, CO  80220

Richard  D.  Olson (3)       Common Stock          325,424          17.7%
10414 Strasburg Way
Parker, CO  80134

Edwin B. Spievack (2)
5116 Water Haven Lane
Plano, Texas  75093          Common Stock            4,583            .2%

Officers and Directors as
a Group (5 persons)(2)       Common Stock          399,507          21.7%

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) The number of shares set forth opposite the name of Samuel D. Addoms include options to purchase 4,000 shares. All of the shares set forth opposite the name of Edwin B. Spievack underlie options held by Mr. Spievack. The number of shares set forth opposite the officers and directors as a group include the aforementioned options to Messrs. Addoms and Spievack.

(3) The shares set forth opposite the name of Richard D. Olson include 32,000 common shares owned by H. David Hunt. Pursuant to an agreement with Mr. Hunt, Mr. Olson, as the Company's President, may be deemed to be the beneficial owner, insofar as Mr. Hunt has assigned his voting rights to the Company. Additionally, of the shares set forth opposite the name of Richard
    D. Olson, 135,084 shares are pledged to TAIS as security for a note payable by Mr. Olson to TAIS.

ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
          --------------------------------------------------

As discussed in Item 6, the Company negotiated with TAIS, effective December 22, 1995, to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable. The note has been guaranteed personally by the president of the Company.

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits
     --------

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

           (c) Merger Agreement dated as of August 1, 1995 among Communications World International, Inc., CommWorld National Capitol Area, Inc., Communications World of Columbia, Inc., John E. Hanner and John C. Hanner filed as Exhibit 2(c) to the report on Form 10-KSB for the year ended April 30, 1996 is incorporated herein by this reference.

           (d) Merger Agreement dated as of August 1, 1995 among Communications World International, Inc., CommWorld National Capitol Area, Inc., Alpha Communications & Technology, Inc. and Bennie R. Hester filed as Exhibit 2(c) to the report on Form 10-KSB for the year ended April 30, 1996 is incorporated herein by this reference.

           (e) Asset Acquisition Agreement Between William R. Heath d.b.a. CommWorld of Tucson and Communications World International, Inc., filed as Exhibit 2 to the Report on Form 10-QSB for the quarter ended October 31, 1996 is incorporated herein by reference.

   3.  Articles of Incorporation and Bylaws.

           (a) Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

           (b) Bylaws, as amended, filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-53550) is incorporated herein by this reference.

           (c) Articles of Amendment to the Articles of Incorporation of Communications World International, Inc. filed as Exhibits 2 and 3 to the Form 8-K dated October 16, 1997 is incorporated herein by this reference.

   4.  Instruments defining the rights of holders, incl. indentures

       Certificates of Designation establishing Series B, C and E Preferred Stock filed with Amendments to Articles of Incorporation in 3(a) above.

       Certificates of Designation establishing Series F and G Preferred Stock filed with Amendments to the Articles of Incorporation in 3(c) above.

   10. Material Contracts

           (a) Asset Purchase, Sale and Security Agreement dated as of July 31, 1992, between Registrant and Donaldson & Associates, Inc., filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-53550) is incorporated herein by this reference.

           (b) Current Form of Franchise Agreement filed as Exhibit 10(f) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

           (c) 1994 Stock Option Plan filed as Exhibit 10(g) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

           (d) Non-Discretionary Stock Option Plan filed as Exhibit 10(h) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

           (e) Non-Compete Agreement and Employment Agreement dated as of April 29, 1994, with Roland Heath, filed as Exhibit 10.12 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

           (f) Non-Compete Agreements and Employment Agreements dated as of July 15, 1994 with David Lepsig and Diane Lepsig, filed as
                Exhibit 10.13 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

           (g) Accounts Receivable Financing Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(m) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

           (h) Security Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(n) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

           (i) Non-Compete Agreement and Employment Agreement dated as of August 1, 1995, with Bennie R. Hester, filed as Exhibit 2(c) to the Report on Form 10-KSB for the year ended April 30, 1996 is incorporated herein by this reference.

           (j) Agreement to Restructure Debt, effective December 22, 1995 between Registrant and Toshiba America Information Systems, Inc., Promissory Note dated December 22, 1995 in the amount of $1,530,950 made by Registrant to Toshiba America Information Systems, Inc., and Personal Guaranty by Richard D. Olson, President of Registrant, in favor of Toshiba America Information Systems, Inc. effective December 22, 1995, filed as Exhibit (a) to the Report on Form 10-QSB for the quarter ended January 31, 1996 is incorporated herein by this reference.

(b)  Reports on Form 8-K
     -------------------

           None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 8, 1997


                              COMMUNICATIONS WORLD
                               INTERNATIONAL, INC.
                              (a Colorado Corporation)


                              By:  /s/  Richard D. Olson
                                 --------------------------------
                                 Richard D. Olson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  August 8, 1997        By:  /s/  Richard D. Olson
                                 ------------------------------------
                                 Richard D. Olson, President, Chief Executive Officer and Director


Dated:  August 8, 1997        By:  /s/  Scott E. Harris
                                 ------------------------------------
                                 Scott E. Harris, Executive Vice President,
                                 Chief Financial Officer


Dated:  August 8, 1997        By:  /s/  George L. Leonard
                                 ------------------------------------
                                 George L. Leonard, Executive Vice President,
                                 Chief Operating Officer


Dated:  August 8, 1997        By:  /s/  Samuel D. Addoms
                                 ------------------------------------
                                 Samuel D. Addoms, Director


Dated:  August 8, 1997        By:  /s/  Edwin Spievack
                                 ------------------------------------
                                 Edwin Spievack, Director

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


THE BOARD OF DIRECTORS AND STOCKHOLDERS
COMMUNICATIONS WORLD INTERNATIONAL, INC.:


We have audited the accompanying consolidated balance sheet of Communications World International, Inc. and subsidiaries as of April 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications World International, Inc. and subsidiaries as of April 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                           Levine, Hughes & Mithuen, Inc.

Denver, Colorado
July 24, 1997

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDERS
COMMUNICATIONS WORLD INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheet of Communications World International, Inc. and subsidiaries as of April 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications World International, Inc. and subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     KPMG PEAT MARWICK LLP


Denver, Colorado
July 22, 1996

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                                               1997             1996
------                                                                               ----             ----
Current assets:
  Cash                                                                        $     80,560        $   103,748
  Trade accounts and current portion of notes receivable, less allowances
  for doubtful accounts of $218,093 in 1997 and $204,805 in 1996 (Note 4)        2,620,735          1,887,393
  Inventories                                                                      947,551            807,884
  Prepaid expenses                                                                  72,637             33,069
  Deferred tax asset                                                               100,240                  -
                                                                                ----------         ----------

          TOTAL CURRENT ASSETS                                                   3,821,723          2,832,094

Property and equipment, net (Notes 5 and 9)                                        391,747            495,305
Deposits and other assets                                                           39,474             27,689
Notes receivable (Note 4)                                                           71,442             83,576
Intangible assets, net (Notes 2 and 8)                                           1,299,557          1,302,058
Deferred tax asset                                                                 284,760                  -
                                                                                ----------         ----------

                                                                              $  5,908,703        $ 4,740,722
                                                                                ==========         ==========



See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1997                  1996
------------------------------------                                                        ----                  ----
Current liabilities:
  Trade accounts payable                                                                $ 2,139,165           $ 1,240,319
  Revolving line of credit (Note 3)                                                       1,001,891               689,060
  Current portion of notes payable, including amounts due to related parties of  $63,574 in 1997 and $83,688  in 1996
     (Notes 2 and  6)                                                                       372,839               388,111
  Accrued expenses, deposits and other liabilities                                          270,252               278,494
  Current portion of capital lease obligations  (Note 9)                                     25,419                29,736
                                                                                        -----------           -----------
          TOTAL CURRENT LIABILITIES                                                       3,809,566             2,625,720

Capital lease obligations (Note 9)                                                           29,598                62,600
Notes payable, including amounts due to related parties of
  $106,705 in 1997 and $300,220 in 1996 (Notes 2 and 6)                                     900,402             1,485,028
                                                                                        -----------           -----------
          TOTAL LIABILITIES                                                               4,739,566             4,173,348

Commitments and contingencies (Notes 9 and 10)
Stockholders' equity (Notes 2, 10 and 11):
  Convertible preferred stock, $1.00 par value, 3,000,000
  shares authorized:
  Series B (cumulative) - 80,088 shares issued and
    outstanding in 1997 and 1996 (Liquidation preference
    of $99,309)                                                                              80,088                80,088
  Series C (cumulative) - 426,679 shares issued and
    outstanding in 1997 and 1996 (Liquidation preference of $507,433)                       426,679               426,679
  Series F (cumulative) - 357,818 shares issued and
    outstanding in 1997 (Liquidation preference of $373,537)                                357,818                     -
  Series G (cumulative) -  83,500 shares issued and
    outstanding in 1997 (Liquidation preference of $87,380)                                  83,500                     -
Common stock, no par value, 2,000,000 shares authorized;
  and outstanding 1,620,571 shares in 1997 and 1,546,349 shares in 1996                   4,224,512             4,141,012
Additional paid-in capital                                                                  447,009               452,884
Accumulated deficit                                                                      (4,450,469)           (4,533,289)
                                                                                        -----------           -----------
          TOTAL STOCKHOLDERS' EQUITY                                                      1,169,137               567,374
                                                                                        -----------           -----------
                                                                                        $ 5,908,703           $ 4,740,722
                                                                                        ===========           ===========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                    1997               1996
                                                                    ----               ----
REVENUE:
   Equipment and related service revenue                        $ 5,489,240         $ 5,365,658
   Direct equipment and service sales                             9,036,475           6,750,372
   Royalty fees                                                     213,960             200,722
   Initial franchise fees                                            35,000              82,500
   Leasing fees                                                      62,205              91,092
   Interest and other income                                         67,593              65,972
                                                                -----------         -----------
                                                                 14,904,473          12,556,316
                                                                -----------         -----------
COSTS AND EXPENSES:
   Cost of equipment and related service revenue                  4,767,837           4,858,706
   Cost of direct equipment and service sales                     5,079,287           3,744,518
   Selling                                                          911,516             778,704
   General and administrative                                     3,627,770           3,537,585
   Interest expense and loan fees, including related party
     interest of $20,813 in 1997 and $21,273 in 1996                345,226             279,268
   Amortization of intangible assets                                250,424             249,441
   Provision for bad debts                                          224,593             287,830
                                                                -----------         -----------
                                                                 15,206,653          13,736,052
                                                                -----------         -----------

Loss before provision for income taxes                             (302,180)         (1,179,736)

Provision (credit) for income taxes                                (385,000)                  -
                                                                -----------         -----------

Net Income (loss)                                                    82,820          (1,179,736)

Cumulative dividends on preferred stock                              60,140              38,438
                                                                -----------         -----------

Income (loss) applicable to common stock                        $    22,680         $(1,218,174)
                                                                ===========         ===========

Weighted average number of shares outstanding                     1,589,459           1,510,698
                                                                ===========         ===========

Income (loss) per common share                                  $       .01         $      (.81)
                                                                ===========         ===========



See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                       (Note 10)
                                    Preferred Stock
                                   Series B, C,  E, F & G     Common Stock          Additional       Accumulated     Shareholders'
                              ---------------------------------------------------
                                  Shares       Amount      Shares      Amount     Paid-in Capital      Deficit         Equity
                                  ------       ------      ------      ------     ---------------     --------         ------
Balances, April 30, 1995          651,633    $1,013,627   1,274,474   $3,441,518  $      452,884    $(3,353,553)    $ 1,554,476

Issuances of preferred stock      105,134       105,134           -            -               -              -         105,134

Issuances of common stock               -             -      21,875       87,500               -              -          87,500

Conversion of preferred
     Stock to common stock       (250,000)     (611,994)    250,000      611,994               -              -               -

Net Loss                                -             -           -            -               -     (1,179,736)     (1,179,736)
                                 --------    ----------   ---------   ----------  ---------------   ------------     -----------

Balances, April 30, 1996          506,767    $  506,767   1,546,349   $4,141,012  $      452,884    $(4,533,289)    $   567,374

Issuances of preferred stock      271,500       271,500           -            -          (5,875)             -         265,625

Issuances of common stock               -             -      74,222       83,500               -              -          83,500

Conversions of debt to
     Preferred stock              169,818       169,818           -            -               -              -         169,818

Net Income                              -             -           -            -               -         82,820          82,820
                                 --------    ----------   ---------   ----------  ---------------   ------------     -----------

Balances, April 30, 1997          948,085    $  948,085   1,620,571   $4,224,512  $      447,009    $(4,450,469)    $ 1,169,137
                                 ========    ==========   =========   ==========  ===============   ============     ===========



See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                           1997                  1996
                                                                           ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $  82,820            $(1,179,736)
 Adjustments to reconcile to net cash provided by
  (used in) operating activities, net of effect of acquisitions:
    Depreciation and amortization                                         420,496                414,412
    Provision for bad debts on accounts and notes
      receivable                                                          224,593                287,830
    Changes in operating assets and liabilities:
      Trade accounts and notes receivable                                (945,801)              (170,093
      Inventories                                                        (122,850)               133,549
      Prepaid expenses                                                    (39,568)               130,227
      Deferred taxes                                                     (385,000)                     -
      Deposits and other assets                                           (11,785)                (7,391)
      Trade accounts payable                                              898,846                774,684
      Accrued expenses, deposits and other liabilities                     (8,242)              (112,625)
                                                                        ---------             ----------
         Net cash provided by operating activities                        113,509                270,857
                                                                        ---------             ----------


CASH FLOWS FROM INVESTING ACTIVITIES, NET OF EFFECT
 OF ACQUISITIONS:
 Cash paid for acquisition                                                      -                (15,958)
 Capital expenditures                                                     (21,254)               (68,647)
                                                                        ---------             ----------
         Net cash used in investing activities                            (21,254)               (84,605)
                                                                        ---------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under line-of-credit agreement                 312,831                 (2,171)
 Payments of notes payable                                               (430,080)              (119,610)
 Principal payments on capital lease obligations                          (37,319)               (29,721)
 Issuance of preferred stock, net of offering costs                        39,125                      -
                                                                        ---------             ----------

          Net cash used in financing activities                          (115,443)              (151,502)
                                                                        ---------             ----------

         Net increase (decrease) in cash                                  (23,188)                34,750

CASH AT BEGINNING OF THE YEAR                                             103,748                 68,998
                                                                        ---------            -----------

CASH AT END OF THE YEAR                                                 $  80,560            $   103,748
                                                                        =========            ===========



See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                    1997            1996
                                                                    ----            ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                $ 248,755        $  265,268

NON-CASH INVESTING ACTIVITIES:
   Business acquisitions financed by:
       Issuance of common stock                                    83,500            87,500
       Issuance of preferred stock                                226,500           105,134
       Issuance of notes payable                                        -            30,000

CONVERSION OF:
   Notes payable to preferred stock                               169,818                 -
   Trade accounts payable to note payable                               -         1,530,950

   Preferred stock to common stock                                      -           611,994
   Inventory to rental property                                    23,783                 -
Equipment acquisitions through capital lease obligations        $       -        $   60,000

The Company purchased all of the capital stock of Communications World of Columbia, Inc. and Alpha Communications & Technology, Inc. (now doing business as CommWorld National Capitol Area, Inc.) in August 1995 for consideration of approximately $247,430. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired                                 $ 277,228
Value of consideration paid for capital stock                  (247,430)
                                                              ---------
Liabilities assumed                                           $  29,798
                                                              =========



See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRESENTATION

     The consolidated financial statements presented are those of Communications World International, Inc. and its subsidiaries, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc., Digital Telecom, Inc. (d.b.a. CommWorld NationWide) and CommWorld National Capitol Area, Inc. (collectively, the "Company" or "CommWorld"). All significant intercompany balances and transactions have been eliminated in consolidation.

     ORGANIZATION AND NATURE OF OPERATIONS

     CommWorld was incorporated under Colorado law in 1983 and has its principal executive offices at 6025 South Quebec Street, Suite 300, Englewood, Colorado 80111. CommWorld is engaged in the distribution of franchise licenses within the telephone interconnect industry. The Company derives income primarily from the sale of equipment and services to franchisees, multi-location customers (national accounts), and through its Company-owned outlets, leasing fees and rental of equipment, and initial franchise fees.

     REVENUE RECOGNITION

     Initial Franchise Fees
     ----------------------

     Franchise fees are recognized upon execution of the franchise agreement as all material services and conditions relating to the sale have been substantially performed or satisfied. Direct costs associated with the sale, including franchiser obligations, are expensed upon the recognition of the related revenue.

     Royalty Fees
     ------------

     Royalty fees are cost mark-up fees charged to certain franchisees who purchase equipment directly from suppliers with whom the Company has purchasing contracts. The Company is notified by the supplier of the purchases by the franchisees and the fees are charged to the franchisee and recognized as income on a monthly basis.

     Equipment and Related Service Revenue
     -------------------------------------

     Revenue from equipment sales is generally recognized when products are shipped or otherwise delivered to franchisees. The franchisee is entitled to purchase equipment from or through the Company on a "cost mark-up royalty" basis, i.e. based on the cost to the Company of the equipment and products purchased plus a mark-up to the franchisee. The amount of the cost mark-up royalty varies by manufacturer and by the volume of purchases of the individual franchise.

     Direct Equipment and Service Sales
     ----------------------------------

     Revenue from direct equipment and service sales is generally recognized upon completion of the installation of the equipment or upon completion of the service provided by the Company for telephone systems, voice processing products and related peripherals.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     INTANGIBLE ASSETS

     Goodwill and Non-compete Agreements
     -----------------------------------

     Acquisitions of interconnect dealers, including franchise outlets, are accounted for using the purchase method of accounting. Under this method, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the consideration paid over the fair value of net assets acquired has been recorded as goodwill and is amortized on the straight-line basis over ten years. Non-compete agreements associated with business acquisitions are amortized over the term of the agreement. The Company reviews unamortized intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If there is an indication the carrying amount may not be recoverable, the Company estimates the future cash flows expected to result from the operation of the applicable Company-owned outlet and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the intangible asset, the Company recognizes an impairment loss by reducing the unamortized cost of the intangible asset to its estimated fair value.

     Reacquired Franchises
     ---------------------

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

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company amortizes its investment in franchises reacquired to the extent of the annual pre-tax operating income (if any) of the reacquired franchise and may recognize additional amortization to reduce the investment to its net realizable value as estimated by Company management.

     Reacquired franchises also include the cost of master franchise territories reacquired. Reacquired master franchise territories are amortized when individual franchises in the related territories are sold. The maximum amortization period for reacquired franchises is five years from the date of reacquisition. There were no franchises reacquired in fiscal years 1997 or 1996.

     INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during each period. Common stock equivalents are not material and do not affect the income per share. Common stock equivalents are not included in the calculation of loss per share as they are anti-dilutive.

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

     FINANCIAL INSTRUMENTS

     The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation Insurance limit of $100,000.

     RECLASSIFICATIONS

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the presentation used in the 1997 consolidated financial statements.

(2)  BUSINESS ACQUISITIONS

     Effective August 1, 1995, Communications World of Columbia, Inc. (Columbia) and Alpha Communications & Technology, Inc. (Alpha), d.b.a. CommWorld of Northern Virginia, merged with CommWorld National Capitol Area, Inc., a subsidiary of the Company organized to be the survivor of this merger. The Company acquired all of the outstanding capital stock of Columbia from the two shareholders. The purchase price consisted of cash of $17,500, the issuance of 10,000 shares of common stock, valued at the market price of the common stock at the date of the letter of intent, 40,000 shares of Series C Preferred Stock valued at $1.00 per share, and the issuance of notes payable in the aggregate principal amount of $30,000. The notes were converted into Series F Preferred Stock in September 1996. Each of the shareholders entered into employment and non-compete agreements with the Company. The Company acquired all of the outstanding common stock of Alpha from the sole shareholder. The purchase price consisted of cash of $7,500, the issuance of 11,875 shares of common stock, valued at the market price of the common stock at the date of the letter of intent, and 65,134 shares of Series C Preferred Stock valued at $1.00 per share.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(2)  BUSINESS ACQUISITIONS (CONTINUED)

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

     During September 1996, the Company acquired the assets of its franchise in Tucson, Arizona, CommWorld of Tucson (CWT). The operations of CWT will be continued as part of the operations of the Company's wholly owned subsidiary, CommWorld of Phoenix, Inc. The Company acquired inventory of approximately $41,000 and fixed assets with a net book value of approximately $21,000. The Company issued 74,222 shares of common stock, valued at the market price of the common stock of $1.125 per share, 83,500 shares of Series G Preferred Stock valued at $1.00 per share, and 143,000 shares of Series F Preferred Stock valued at $1.00 per share.

     The acquisition of CWT was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $248,000 was recorded as goodwill and is being amortized on a straight line basis over ten years.

     The operations of Columbia, Alpha and CWT for the periods prior to acquisition would not have had a material effect on net sales or net income
     (loss) of the consolidated operations on a pro forma basis.

(3)  REVOLVING LINE OF CREDIT

     The Company entered into a revolving line of credit agreement in January 1995 with a finance company. The revolving line of credit permits the Company to borrow up to $1,500,000 subject to certain collateral limitations. Interest at the rate of prime plus 7.5% per annum is due monthly. The revolving line of credit is collateralized by substantially all of the assets of the Company. At April 30, 1997 and 1996 the Company had outstanding borrowings on the line of credit of $1,001,891 and $689,060, respectively.

(4)  NOTES RECEIVABLE

     Occasionally, amounts due on open account from various franchisees were converted to promissory notes bearing interest at rates ranging from 8.5% to 12% per annum, payable in installment periods ranging from 12 to 36 months, and secured by the franchisee's business assets. In prior years, the Company sold various Company-owned outlets (see Note 7) with a portion of such sales financed with promissory notes.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(4)  NOTES RECEIVABLE (CONTINUED)

     The Company also may finance payments of initial franchise fees with promissory notes for up to four months. Notes receivable consist of the following at April 30:

                                                                     1997        1996
                                                                  ----------  ----------
           Equipment sales                                        $   52,190  $  121,013
           Company-owned outlet sales                                108,987     134,987
           Franchise fees                                             12,667      33,333
           President - CommWorld                                      25,000      25,000
                                                                  ----------  ----------

                                                                     198,844     314,333
              Less current portion                                   127,402     230,757
                                                                  ----------  ----------

              Non-current portion                                 $   71,442  $   83,576
                                                                  ==========  ==========

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at April 30:

                                                     Estimated
                                                     useful life            1997        1996
                                                     -----------            ----        ----
     Furniture, fixtures and equipment                   3-5            $  928,648  $  885,868
     Rental property                                      5                 33,830      10,047
     Vehicles                                             5                103,393     103,393
     Leasehold improvements and other                     5                  5,039       5,039
                                                                        ----------  ----------
                                                                         1,070,910   1,004,347
       Less accumulated depreciation and
         amortization                                                      679,163     509,042
                                                                        ----------  ----------

       Property and equipment, net                                      $  391,747  $  495,305
                                                                        ==========  ==========

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(6)  NOTES PAYABLE

     Notes payable consist of the following at April 30:

                                                                           1997         1996
                                                                        -----------  -----------
     Installment note payable to Toshiba
       America Information Systems, Inc. (TAIS)                         $1,086,986   $1,456,735
     Notes payable to sellers of acquired  companies
       (see Note 11)                                                       170,279      355,606
     Note payable for the purchase of a video production unit -
       16% interest, payable monthly and maturing in March
       1998                                                                 14,128       28,302
     Installment note payable to one of the Company's law   firms,
       12% interest, payable on demand                                           -       26,743
     Note payable to a bank, secured by a vehicle, 9.5%
       interest, payable monthly and maturing in February
       1998                                                                  1,848        5,753
                                                                        ----------   ----------
                                                                         1,273,241    1,873,139

         Less current portion                                              372,839      388,111
                                                                        ----------   ----------

         Non-current portion                                            $  900,402   $1,485,028
                                                                        ==========   ==========

     Effective December 22, 1995, the Company entered into an agreement with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of accounts and note payable to a long-term obligation (the "Note") and to increase the current credit facility by $400,000. Under the terms of the Note, the Company is required to make 60 equal installments of $29,598, including interest at 6% per annum, commencing in February 1996. Additionally, the Company is required to make principal prepayments of at least $10,000 per month if the monthly net operating cash flow of the Company, defined as pre-tax income plus depreciation and amortization, exceeds $75,000 for three consecutive months. Thereafter, 60% of each additional $5,000 of monthly net operating cash flow in excess of $75,000 must be paid. The Company is also required to use a portion of the net proceeds from the offering of its stock or debt securities to make a principal prepayment. The prepayment will be equal to a percentage of the net proceeds in excess of $350,000 as follows: 40% of net proceeds between $350,000 and $1 million, 50% of net proceeds between $1 million and $2 million, 60% of net proceeds between $2 million and $3 million and 100% of net proceeds in excess of $3 million, but not to exceed the remaining principal balance of the Note. The Note contains the personal guarantee of the Company's president.

     Effective April 30, 1997 TAIS agreed to treat the Note as a non-interest bearing obligation from inception through April 30, 1997, resulting in a discount of the note balance of approximately $103,000. The discount has been treated as a reduction of cost of equipment and related service revenue for the year ended April 30, 1997. Imputed interest in the amount of $96,471 was recognized on the Note during the year ended April 30, 1997.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(6)  NOTES PAYABLE (CONTINUED)

     The fair value of the note payable to TAIS is estimated based on the amount of future cash flows discounted using the Company's current borrowing rate for loans of comparable maturity. At April 30, 1997 and 1996, the estimated fair value of the TAIS note was approximately $790,000 and $982,000, respectively.

     The scheduled maturities of notes payable, by fiscal year, are, $372,839 in 1998, $382,423 in 1999, $370,964 in 2000, and $147,015 in 2001.

(7)  FRANCHISED AND COMPANY-OWNED OUTLETS

     The following table provides data on franchised outlets and Company-owned outlets:

                                           Franchised   Company-owned
                                            outlets        outlets
                                            -------        -------
          May 1, 1995                          63               6
          -----------
            Sold                                7               -
            Terminated                         (3)             (1)
            Acquired franchises                (2)              2
                                                -               -
          April 30, 1996                       65               7
          --------------
            Sold                                3               -
            Terminated                        (10)              -
            Acquired franchises                (1)              1
                                                -               -

          April 30, 1997                       57               8
          -------------                        ==               =

(8)  INTANGIBLE ASSETS

     Intangible assets consist of the following at April 30:

                                                 Amortization
                                                    period            1997            1996
                                                    ------            ----            ----
     Goodwill                                        10 years      $1,496,395      $1,248,111
     Franchises reacquired                            5 years         315,567         307,580
     Non-compete agreements                         2-5 years         184,500         184,500
                                                                   ----------      ----------
                                                                    1,996,462       1,740,191

           Less accumulated amortization                              696,905         438,133
                                                                   ----------      ----------

           Intangible assets, net                                  $1,299,557      $1,302,058
                                                                   ==========      ==========

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(9)  COMMITMENTS

     OPERATING LEASES

     The Company leases office space and related facilities, equipment and vehicles under noncancelable operating leases. Future minimum lease payments for such operating leases are as follows:

               Year ended April 30:
                    1998                                 $ 333,293
                    1999                                   155,662
                    2000                                    90,905
                    2001                                    56,832
                    2002                                    18,944
                                                          --------

                                                         $ 655,636
                                                          ========

     Aggregate rental expense under operating leases was $359,243 and $339,237 for the years ended April 30, 1997 and 1996, respectively.

     CAPITAL  LEASES

     The Company leases computer equipment and vehicles under capital leases. At April 30, 1997, scheduled future minimum payments under capital leases with initial or remaining terms of one year or more are as follows:

               Year ended April 30:
                    1998                                 $  25,369
                    1999                                    14,688
                    2000                                    14,688
                    2001                                     2,448
                                                           -------
                         Total minimum lease payments       57,193
                         Less executory costs                  762
                                                           -------
                         Net minimum lease payments         56,431
                         Less interest                       1,414
                                                           -------
                         Present value of net minimum
                           lease payments                   55,017

                         Less current portion               25,419
                                                           -------

                         Non-current portion             $  29,598
                                                           =======

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9)  COMMITMENTS (CONTINUED)

     The following is a summary of property and equipment under capital leases at April 30:

                               1997        1996
                            ----------  ----------
Computer equipment           $ 80,692    $ 80,692
Vehicles                       78,935      78,935
                             --------    --------
                              159,627     159,627
Accumulated amortization      (87,871)    (55,946)
                             --------    --------

                             $ 71,756    $103,681
                             ========    ========

     Amortization of assets held under capital leases is included in depreciation expense.

     EMPLOYMENT AGREEMENTS

     The Company has entered into Employment Agreements (the "Agreements") with several individuals in connection with various business acquisitions originating during fiscal years 1994 to 1997. Generally, the terms of these Agreements provide for a three year term of employment and a fixed minimum amount of annual compensation and bonus-performance incentives. Total compensation paid under these Agreements during fiscal years ended April 30 1997 and 1996 was $459,390 and $421,820, respectively.

     The future minimum payments required under these Agreements at April 30, 1997 are as follows:

          Year Ended April 30:
                1998              $199,500
                1999                91,000
                2000                31,250
                                  --------

                                  $321,750
                                  ========

(10) SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

     SERIES A PREFERRED STOCK

     In October 1992, the Company authorized the establishment and designation of 1,000,000 shares of Series A Preferred Stock. There were no Series A Preferred Stock shares issued and outstanding at April 30, 1997 and 1996.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(10) SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

     SERIES B PREFERRED STOCK

     In connection with the Company's acquisition of Master Franchise, Inc. and Communications World of Phoenix South, Inc. in April 1994, the Company authorized 100,000 shares of Series B Preferred Stock and issued 80,088 shares to the sole shareholder of the acquirees. Shares of the Series B Preferred Stock were convertible into common stock at the election of the holders. The conversion rights were not exercised and expired April 30, 1997. Dividends on the Series B Preferred Stock are paid, when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series B Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series B Preferred Stock. At April 30, 1997 there were $19,221 in accumulated dividends.

     SERIES C PREFERRED STOCK

     The Company authorized 430,000 shares of Series C Preferred Stock and issued 140,060 shares to the shareholders of CommWorld of Seattle North, Inc., and issued 181,484 shares to the shareholders of Digital Telecom Incorporated, and issued 40,000 shares to the shareholders of Communications World of Columbia, Inc., and issued 65,134 shares to the sole shareholder of Alpha Communications & Technology, Inc. Shares of the Series C Preferred Stock were convertible into common stock at the election of the holders. Effective July 16, 1997 the conversion rights expired. Dividends on the Series C Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series C Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series C Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series C Preferred Stock. At April 30, 1997, there were $80,754 in accumulated dividends.

     SERIES E PREFERRED STOCK

     In fiscal 1995, the Company authorized 250,000 shares of Series E Preferred Stock, and received $611,994 in net proceeds from the sale of 125,000 units, with each unit consisting of two shares of Series E Preferred Stock and ten redeemable Common Stock Purchase Warrants ("Warrants"). Ten Warrants entitled the holder to purchase one share of common stock at $6.00 per share. The Warrants were not exercised and expired June 30, 1997.

     Each share of Series E Preferred Stock was converted into one share of common stock upon the effectiveness of a registration statement filed by the Company to register the common stock underlying the Series E Preferred Stock (as well as the Warrants and common stock underlying the Warrants). The registration statement was declared effective June 14, 1995.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(10) SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

     SERIES F PREFERRED STOCK

     The Company authorized 1,100,000 shares of Series F Preferred Stock. Shares of the Series F Preferred Stock are convertible into Common Stock at the election of the holders at a conversion price equal to 50% of the current market price determined by the 30 day average price prior to conversion. The shares of Series F Preferred Stock will automatically be converted into fully-paid and non-assessable shares of Common Stock upon the effective date of a registration statement covering the Common Stock. Dividends on the Series F Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series F Preferred Stock has a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. At April 30, 1997, there were $15,719 in accumulated dividends.

     The Company issued 143,000 shares of Series F Preferred Stock in connection with the acquisition of the assets of its franchise, CommWorld of Tucson (see Note 2). The Company also issued 45,000 shares of Series F Preferred Stock, realizing net proceeds of $39,150, in connection with a private offering of the shares. The Company issued 169,818 shares in connection with the conversion of certain notes payable into equity (See Note 11).

     SERIES G PREFERRED STOCK

     The Company authorized and issued 83,500 shares of Series G Preferred Stock to an individual in connection with the acquisition of the assets of CommWorld of Tucson (see Note 2). Shares of the Series G Preferred Stock are convertible into common stock at the election of the holders at a conversion price of $1.625. Dividends on the Series G Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series G Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series G Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series G Preferred Stock. At April 30, 1997 there were $3,880 in accumulated dividends.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following schedule summarizes the preferred stock activity for Series B, C, E, F and G for fiscal years ended April 30, 1997 and 1996:

                                      SERIES B             SERIES C            SERIES E            SERIES F           SERIES G
                                 ---------------------------------------------------------------------------------------------------
                                   Shares    Amount   Shares     Amount    Shares   Amount     Shares    Amount    Shares   Amount
                                   ------    ------   ------     ------    ------   ------     ------    ------    ------   ------
     Balances, April 30, 1995      80,088   $80,088   321,545   $321,545  250,000  $ 611,994       -    $     -        -   $     -

     Issuances of preferred Stock                     105,134    105,134        -          -       -          -        -         -

     Conversions of preferred
        Stock to common stock           -         -         -          - (250,000)  (611,994)      -          -        -         -

                                  -------   -------  --------   -------- --------  ---------- -------   -------   ------   -------
     Balances, April 30, 1996      80,088   $80,088   426,679   $426,679        -          -       -   $      -        -         -

     Issuances of preferred Stock       -         -         -          -        -          - 188,000    188,000   83,500    83,500

     Conversion of debt to
        preferred stock                 -         -         -          -        -          - 169,818    169,818        -         -


     Balances, April 30, 1997      80,088   $80,088   426,679   $426,679        -  $       - 357,818   $357,818   83,500   $83,500
                                  =======   =======  ========   ======== ========  ========= =======    =======   ======    ======

                                           TOTAL PREFERRED STOCK
                                           ---------------------
                                            Shares        Amount
                                            ------        ------
     Balances, April 30, 1995               651,633     $1,013,627

     Issuances of preferred Stock           105,134        105,134

     Conversions of preferred
        Stock to common stock              (250,000)      (611,994)

                                           --------     ----------
     Balances, April 30, 1996               506,767     $  506,767

     Issuances of preferred Stock           271,500        271,500

     Conversion of debt to
        preferred stock                     169,818        169,818

     Balances, April 30, 1997               948,085     $  948,085
                                           ========     ==========


     COMMON STOCK PURCHASE WARRANTS

     During the year ending April 30, 1993, the Company received $2,185,000 in gross proceeds from the sale of 874,000 units, with each unit consisting of two shares of common stock of the Company and one redeemable Common Stock Purchase Warrant ("Warrant"). Ten Warrants entitled the holder thereof to purchase, at any time for a period of three years from the date of the Prospectus, one share of common stock, at a price of $9.38. The Company sold to the underwriter for $100 a warrant to purchase up to 80,000 units at a price of $3.00 per unit. These warrants were not exercised and expired June 30, 1997. During the year ended April 30, 1997, the Company issued warrants to purchase 5,850 shares of Common Stock at a price of $1.00 per share. These warrants expire December 31, 1997.

(11) CONVERSION OF  DEBT TO EQUITY

     In September 1996, certain notes payable in the amount of $169,818 were converted into 169,818 shares of Series F Preferred Stock. These notes, which were issued in connection with acquisitions of certain operating subsidiaries, were converted on a dollar for dollar basis into shares of Series F Preferred Stock valued at $1 per share. The note holders are also holders of Series B and Series C Preferred Stock.

(12) BENEFIT PLANS

     STOCK OPTIONS

     During 1994, the Company, with the approval of its board of directors, adopted the 1994 Stock Option Plan (the "Plan") which is subject to shareholder approval. The Plan provides for the reservation of 207,000 shares of the Company's common stock. Pursuant to the terms of the Plan, options may be granted to persons who are employees of the Company and any subsidiary thereof.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(12) BENEFIT PLANS (CONTINUED)

     Generally, the options are non-transferable and cannot be exercised for a period of six (6) months from the date granted. Furthermore, options are granted at fair market value on the date of grant and expire up to ten years from that date. At April 30, 1997 the Company had 72,500 options granted pursuant to the Plan to purchase common stock at prices ranging from $1.00 to $2.75 per share with expirations occurring between August 3, 1998 and October 1, 1999. During fiscal years 1997 and 1996, no stock options were exercised.

     Additionally, in accordance with a stock option plan adopted in February 1993, the Company's board of directors authorized the issuance of options to purchase up to 20,000 common shares to non-employee directors of the Company. Options are granted at the market value on the date of grant. The options granted become exercisable over a three-year period and must be exercised within five years from the date of grant. At April 30, 1997, the Company had 11,583 options granted to purchase common stock at prices ranging from $.88 to $6.25 per share, with expirations occurring between February 1, 1998 and November 1, 2001. During fiscal years 1997 and 1996, no stock options were exercised.

     Furthermore, the board of directors has granted options to certain individuals that were not issued pursuant to any plan. At April 30, 1997, the company had 132,500 options outstanding to purchase common stock at prices ranging from $1.00 to $3.25 per share, with expirations occurring between August 3, 1998 and September 20, 1999. During fiscal year 1997 and 1996, no stock options were exercised.

     The following is a summary of the status of options granted:

                              Number       Aggregate     Weighted Average
                            of Shares   Exercise Price    Exercise Price
                            ----------  ---------------  ----------------
Balances, April 30, 1995      142,408        $ 573,203              $4.03
Options granted               147,000          374,001               2.54
Options canceled              (78,325)        (403,300)              5.15
                              -------        ---------              -----
Balances, April 30, 1996      211,083          543,904               2.58
Options granted                62,000           63,000               1.02
Options canceled              (56,500)        (135,938)              2.41
                              -------        ---------              -----
Balances, April 30, 1997      216,583        $ 470,966              $2.17
                              =======        =========              =====

     The weighted average fair value of options granted during fiscal years 1997 and 1996 was $1.25 and $1.66 per share, respectively.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(12) BENEFIT PLANS (CONTINUED)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation cost for these option plans been determined based on the fair value at the grant date for options granted in 1997 and 1996, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share applicable to common stock for 1997 and 1996 would have been the pro forma amounts indicated below:

                                         1997       1996
                                       --------   --------
Net income (loss) applicable to
     common stock - as reported         $22,680   $(1,218,174)
Net income (loss) applicable to
     common stock - pro forma            17,040    (1,270,186)
Income (loss) per common share - as
     reported                               .01          (.81)
Income (loss) per common share -
     pro forma                          $   .01   $      (.84)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Risk-fee interest                         5.0% - 6.0%
          Expected life                             3 years
          Expected volatility                       30%
          Expected dividend                         $0

     The following table summarizes the stock options outstanding at April 30, 1997:

                             Options Outstanding                  Options Exercisable
                             -------------------                  -------------------
Range of                   Number     Weighted Average          Number      Weighted Average
Exercise Prices          Outstanding   Exercise Price         Exercisable    Exercise Price
---------------          -----------   --------------         -----------    --------------
$  0.88 - 1.69              91,000          $1.11                  6,000            $1.38
   2.25 - 2.75              70,000           2.57                      -                -
   3.13 - 3.25              50,000           3.19                      -                -
   5.13 - 6.25               5,583           5.52                  5,583             5.52
                           -------                             ---------

$  0.88 - 6.25             216,583          $2.17                 11,583            $3.38
                           =======                             =========

401(K) PLAN

     On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least twelve months of continuous service and who have attained the age of twenty-one. The Company may make matching contributions of up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contributions to the ESP in 1997 or 1996.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(13) INCOME TAXES

     There was no income tax expense attributable to income from operations for the years ended April 30, 1997 and 1996 due to losses incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 1997 and 1996 are as follows:

                                              1997          1996
                                              ----          ----
Net operating loss carryforwards          $ 1,731,000   $ 1,492,000
Allowance for doubtful accounts                78,000        51,000
Allowance for obsolete inventory               24,000             -
Amortization of goodwill                       60,000        11,000
Other                                         (21,000)      (21,000)
                                          -----------   -----------

          Total gross deferred taxes        1,872,000     1,533,000

Valuation allowance                        (1,487,000)   (1,533,000)
                                          -----------   -----------

          Net deferred taxes              $   385,000   $         -
                                          ===========   ===========

     At April 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,450,000 which are available to offset future federal and state taxable income. The carryforwards expire in years from 2006 through 2012. The annual use of portions of the net tax operating loss carryforwards is limited under section 382 of the Internal Revenue Code of 1986, as amended, due to changes in control resulting from issuance of the Company's equity securities.

(14) LIQUIDITY

     The Company has incurred operating losses for the years ended April 30, 1997 and 1996 and in prior periods. The Company's operating loss for the year ended April 30, 1996 was financed principally by the Company's major supplier. The operating loss for the year ended April 30, 1997 was offset by non-cash expenses of depreciation and amortization. The recurring losses that the Company had incurred for the year ended April 30, 1996 and in previous periods raised substantial doubt about its ability to continue as a going concern. The consolidated financial statements as of April 30, 1996 and for the year then ended did not include any adjustments that might have resulted from the outcome of this uncertainty. The ability of the Company to continue as a going concern was dependent upon the realization of management's plans to increase revenue, improve profit margins and contain general and administrative expenses. Management improved its cash flow during the year ended April 30, 1997 by increasing revenue, both from national accounts and Company-owned outlets, improving gross profit margins and containing general and administrative expenses, in addition to obtaining additional debt and equity financing.

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(14) LIQUIDITY (CONTINUED)

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

(15) CERTAIN RISKS AND CONCENTRATIONS

     The Company currently purchases telephone systems and various peripheral equipment from seven major suppliers. One of the suppliers provides approximately 75% of the inventory and products purchased by the Company while offering flexible credit terms. If the Company's relationship with the supplier was to cease, it could have a significant adverse impact on the operations of the Company. The Company had 57 franchises located in 27 states and 8 Company-owned outlets at April 30, 1997.

     The Company sells its products and services primarily to franchisees, multi-location customers, and to customers of Company-owned outlets, generally without requiring any collateral. The Company maintains adequate allowances for potential credit losses and performs ongoing credit evaluations.

     The Company's products are concentrated in the telephone interconnect industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. The Company's inventories include spare parts and components that may be specialized in nature and subject to technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

(16) SUBSEQUENT EVENT

     On May 20, 1997, the Company entered into an investment banking agreement (the Agreement) with M.H. Meyerson & Co., Inc. (Meyerson). Under the terms of the Agreement, Meyerson will provide investment banking services for the Company, on a best efforts basis, including assistance with mergers and acquisitions, internal capital structuring and the placement of new debt and equity issues for a period of up to five years commencing from the date of the Agreement. In consideration of the services to be performed, the Company granted Meyerson warrants to purchase 175,000 shares of common stock at a price of $1.20 per share. Subject to vesting and approval of the Company's shareholders of an increase in the number of authorized shares, the warrants may be exercised at any time from May 20, 1997 to and including May 20, 2002. These warrants vest and become irrevocable as follows: 75,000 warrants on May 29, 1997, 50,000 warrants on November 17, 1997, and 50,000 warrants on May 19, 1998. The warrants carry piggyback registration rights.