Form 10QSB
period 1997-07-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1997-09-08
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


                    _______________________________________

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  JULY 31, 1997

     [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______________ to _______________.


     Commission file number:  0-13652

                    _______________________________________


                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Colorado                                 84-0917382
    -------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

  6025 South Quebec, Suite 300, Englewood, Colorado            80111
  -------------------------------------------------  -------------------------
    (Address of principal executive offices)                (Zip Code)

                                (303) 721-8200
                ----------------------------------------------
                Issuer's Telephone Number, Including Area Code



  Check whether the issuer: (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.    Yes   X        No
               -------       -------

  As of August 16, 1997, the issuer had 1,620,571 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Company reported net income of $93,000 for the three months ended July 31, 1997 compared to net income of $31,000 for the three months ended July 31, 1996. Earnings before interest , taxes, depreciation and amortization (EBITDA) for the current quarter was $274,000 compared to $211,000 for the quarter ended July 31, 1996. Gross profit on all sources of revenue was about $26,000 lower in the quarter ended July 31, 1997 than in the quarter ended July 31, 1996. The increase in net income was the result of lower selling, general and administrative expenses.

Revenue from direct equipment and service sales for the three months ended July 31, 1997 was $1,988,000, a decrease of $91,000 or 4.4% from the three months ended July 31, 1996. The gross margin on this revenue decreased from $1,009,000 to $888,000. The gross margin percentage on this revenue decreased from 48.5% for the quarter ended July 31, 1996 to 44.7 % for the quarter ended July 31, 1997.

Revenue from equipment and related service sales to franchises decreased for the quarter ended July 31, 1997 by $134,000. The decrease was offset by an increase in the gross margin on this revenue from 12.5% for the quarter ended July 31, 1996 to 22.7% for the quarter ended July 31, 1997. The increase in gross margin on this revenue was $121,000. Contributing to the improved gross margin for the current quarter was a discount of $127,000 related to the agreement of Toshiba America Information Systems, Inc., the Company's principal supplier, to treat as non interest bearing a note payable to it in the amount of $1,086,000. Interest in the amount of $19,000 was imputed on the discounted note during the current quarter. Without the additional discount, the gross margin percentage for the current quarter would have been 13.2%, an increase of .7% from the same quarter in the prior year.



General and administrative expenses for the quarter ended July 31, 1997 decreased from the quarter ended July 31, 1996 by $72,000 or 8.2%. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.

There is no provision for income taxes for either of the quarters ended July 31, 1997 or 1996 because of the Company's net operating loss carry forward.

ITEM 5.   OTHER INFORMATION

          The Company's common stock is traded on the Nasdaq Small Cap Market. On August 25, 1997 the Nasdaq Stock Market announced changes to further strengthen both the quantitative and qualitative standards of issuers listing on Nasdaq. Among other things, a company must have Net Tangible Assets of $2 million or a Market Capitalization of $35 million or Net Income of $500,000 in the latest fiscal year to maintain its listing. The Company does not currently meet any of these requirements. Companies failing to satisfy the new continued listing requirements will be allowed six months to meet the new requirements. The Company desires to maintain its listing and is exploring potential means to achieve compliance with the new requirements within the time period allowed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K

          The Company filed a Report on Form 8-K dated May 5, 1997. Information was reported in Item 4, "Change in Registrant's Certifying Accountants".



          No financial statements were included with this filing.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  August 20, 1997              /s/  Richard D. Olson
- ----------------------              -----------------------
                                    Richard D. Olson, President, Chief
                                    Executive Officer



Date:  August 20, 1997              /s/  Scott E. Harris
- ----------------------              ----------------------
                                    Scott E. Harris, Executive Vice President,
                                    Chief Financial Officer

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                      INTERIM CONSOLIDATED BALANCE SHEET

                                 JULY 31, 1997

                                  (UNAUDITED)


ASSETS
- ------
Current assets:
   Cash                                         $    17,364
   Trade accounts and current portion
    of notes receivable, less allowance
    for doubtful accounts of $241,647             1,844,393
   Inventories                                      974,856
   Prepaid expenses                                  84,800
   Deferred tax asset                               100,240
                                                -----------
       Total current assets                       3,021,653

Property and equipment, net                         354,494
Deposits and other assets                            40,894
Notes receivable                                     71,442
Intangible assets, net                            1,238,198
Deferred tax asset                                  284,760
                                                -----------
                                                $ 5,011,441
                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Trade accounts payable                       $ 1,468,824
   Revolving line of credit                         793,873
   Current portion of notes and
    contract payable, including amounts
    due to related parties of $63,570               372,839
   Accrued expenses                                 200,560
   Current portion of capital lease
    obligations                                      10,100
   Deposits and other current liabilities           164,387
                                                -----------
       Total current liabilities                  3,010,583

Capital lease obligations and deferred revenue       33,103
Notes and contract payable, including
 amounts due to related parties of $ 106,700        685,038
                                                -----------
       Total liabilities                          3,728,724

Stockholders' equity:
   Preferred stock, cumulative, convertible.
    $1.00 par value, 3,000,000 shares
    authorized, Series B - 80,088 issued
    and outstanding, Series C - 436,679
    issued and outstanding, Series F-
    357,818 issued and outstanding,
    Series G - 83,500 issued and outstanding        958,085

   Common stock, no par value,
    2,000,000 shares authorized,
    shares issued and outstanding; 1,620,571      4,224,512
   Additional paid-in capital                       458,009
   Accumulated deficit                           (4,357,889)
                                                -----------
        Total stockholders' equity                1,282,717
                                                -----------
                                                $ 5,011,441
                                                ===========


      See accompanying notes to interim consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996


                                  (UNAUDITED)
                                  -----------


                                             1997        1996
                                          ----------  ----------
Revenue:
   Equipment and related service revenue $1,341,278 $1,477,881 Direct equipment and service sales 1,992,783 2,079,261
   Royalty fees                               59,612      52,295
   Initial franchise fees                          -      12,500
   Other revenue                              89,977     120,883
                                          ----------  ----------

        Total revenue                      3,483,650   3,742,820

Costs and expenses:
   Cost of equipment and related
    service revenue                        1,039,318   1,293,867
   Cost of direct equipment and
    service sales                          1,099,983   1,070,325
   Cost of other revenue                      41,194      46,641
   Selling                                   185,293     218,741
   General and administrative                813,818     874,926
   Depreciation and Amortization             103,883     103,837
   Interest Expense                           77,580      76,129
   Provisions for bad debts                   30,000      27,000
                                          ----------  ----------
        Total cost and expenses            3,391,069   3,711,466

        Net income                            92,581      31,354

Cumulative dividend on preferred stock        18,962      10,219
                                          ----------  ----------

        Net income applicable to common
         stock                            $   73,619  $   21,135
                                          ==========  ==========
Weighted average number of shares
 outstanding                               1,620,571   1,546,038
                                          ----------  ----------
        Income per common share                 $.05        $.01
                                          ==========  ==========







      See accompanying notes to interim consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

                                  (UNAUDITED)
                                  -----------


                                             1997        1996
                                          ----------  ----------
Cash flows from operating activities:
   Net income (loss)                      $  92,580   $  31,354
   Adjustments to reconcile to net cash
      (used) provided by operating
      activities:
          Depreciation and amortization     103,883     103,837
          Provision for bad debt on          30,000      27,000
           accounts and notes receivable
          Changes in operating assets
           and liabilities:
               Trade accounts and notes     767,342    (606,830)
                receivable
               Inventories                  (27,305)     33,869
               Other current assets         (13,583)    (25,025)
               Trade accounts payable      (670,341)    402,517
               Accrued expenses and          94,695     108,359
                other liabilities         ---------   ---------
               Net cash (used) provided     377,271      75,081
                by operating activities   ---------   ---------

Cash flows from investing activities:
    Capital expenditures                     (5,271)    (12,375)
                                          ---------   ---------
               Net cash used for             (5,271)    (12,375)
                investing activities      ---------   ---------
Cash flows from financing activities:
    Net (repayment) borrowings on notes    (215,364)    (75,969)
     and contracts payable
    Net (repayments) borrowings under      (208,018)    (73,344)
     line-of-credit
    Repayment of capital leases             (11,814)     (6,599)
     obligations                          ---------   ---------
               Net cash provided (used)    (435,196)   (155,912)
                for financing activities  ---------   ---------
Net (decrease) increase in cash and         (63,196)    (93,206)
 cash equivalents
Cash and cash equivalents at beginning       80,560     103,748
 of period                                ---------   ---------
Cash and cash equivalents at end of       $  17,364   $  10,542
 period                                   =========   =========
Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
        Interest                          $  77,580   $  76,129
    Non-cash investing activities:
        Issuance of warrants for             11,000
         investment banking services
        Issuance of preferred stock as       10,000
         bonus compensation


      See accompanying notes to interim consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)
- ----------

The interim consolidated financial statements presented are those of Communications World International, Inc. ("Company" or "CommWorld") and its subsidiaries, CommWorld of Phoenix, Inc. CommWorld of Seattle, Inc., Digital Telecom, Inc. (dba CommWorld NationWide) and CommWorld National Capitol Area, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's report on Form 10-KSB for the period ended April 30, 1997. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.