Form 10QSB
period 1997-10-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1997-12-15
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

                      __________________________________


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  OCTOBER 31, 1997

     [_] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

     Commission file number:  0-13652

                       __________________________________


                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Colorado                                            84-0917382
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


6025 South Quebec, Suite 300, Englewood, Colorado                 80111
-------------------------------------------------         -------------------
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

  As of December 5, 1997, the issuer had 1,620,571 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements herein that are not historical facts are based on management's current expectations and may be forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Important factors that could cause actual results to differ materially from those anticipated by any forward-looking statements include, but are not limited to, price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and the suppliers ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; interest rate fluctuations and other general economic conditions. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized or that the positive trends in financial results will continue.

For the three month and six month periods ended October 31, 1997, Communications World International, Inc. ("CommWorld" or the "Company") reported net income of $104,000 and $196,000, respectively, as compared to net income of $51,000 and $82,000 for the comparable periods ended October 31, 1996. Total revenue for the quarter ended October 31, 1997 was $3,629,000 compared to total revenue of $3,710,000 for the quarter ended October 31, 1996. For the six month period ended October 31, 1997, total revenue was $6,937,000 compared to total revenue of $7,072,000 for the six month period ended October 31, 1996. The decrease in revenue is about 2% for both the quarter and six month periods and is offset by higher gross profit margins. The gross margin percentage on total revenue was 35.3% for the quarter ended October 31, 1997 compared to 31.4% for the quarter ended October 31, 1996. For the six month periods ended October 31, 1997 and 1996, the gross margin percentages on total revenue were 36.1% and 32.4%, respectively. Contributing to the improved gross margin for the year to date period was a discount of $127,000 related to the agreement of Toshiba America Information Systems, Inc., the Company's principal supplier, to treat as non interest bearing a note payable to it in the amount of $1,086,000. Interest in the amount of $38,000 was imputed on the discounted note during the six month period ended October 31, 1997. Additional improvement in the gross margin percentages have resulted from additional discounts achieved through payment terms with vendors and through management's monitoring of margins on significant transactions. Income before depreciation and amortization was $192,000 for the quarter ended October 31, 1997 and $372,000 for the six months then ended compared to $137,000 and $256,000 for the same periods ended October 31, 1996.

Effective October 31, 1997, the Company closed the operations of its Seattle subsidiary. The operating losses of this subsidiary were $101,000 and $168,000 for the three month and six month periods ended October 31, 1997, respectively. Operating losses of Seattle for the comparable periods of the preceding year were $48,000 and $27,000. These losses have been included in the net results reported above. The estimated loss on the disposal of the discontinued operations of $400,000 (net of income tax benefit of $260,000) represents the estimated loss on the disposal of the assets of the Seattle subsidiary, write off of remaining goodwill of $180,000 and a provision of $65,000 for expected expenses to be incurred during the next six months.

At April 30, 1997 the Company had a deferred tax asset of $2,052,000 which was offset by a valuation allowance of $1,007,000. Management makes quarterly determinations of the adequacy of the valuation allowance based on operating results and projections. Based on income from operations before income taxes at October 31, 1997 of $364,000, the valuation allowance was reduced by $400,000 and an income tax benefit of the same amount was recognized. The valuation allowance at October 31, 1997 is available to offset future taxable income.

Income from operations before income taxes excludes the effects of the Seattle operation. For the three month and six month periods ended October 31, 1997 the Company reported income from operations before income taxes of $204,000 and $364,000, respectively. For the comparable periods of the prior year, the results were income of $99,000 and $109,000.

General and administrative expenses for the quarter and the six month periods ended October 31, 1997 decreased slightly from the same periods of the prior year. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.

                                    Part II
                               Other Information

Not applicable

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  December 9, 1997             /s/  Richard D. Olson
      -----------------             ----------------------------------------
                                    Richard D. Olson, President and C.E.O.



Date:  December 9, 1997             /s/  Scott E. Harris
       ----------------             ----------------------------------------
                                    Scott E. Harris, Chief Financial Officer

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 1997

(UNAUDITED)

-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                                        $    14,239
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $162,683                                                             2,077,414
   Inventories                                                                                     798,585
   Prepaid expenses                                                                                127,375
   Deferred tax asset                                                                              100,240
                                                                                                ----------
       Total current assets                                                                      3,117,853

Property and equipment, net                                                                        281,810
Deposits and other assets                                                                           57,686
Notes receivable                                                                                    71,442
Intangible assets, net                                                                             968,314
Deferred tax asset                                                                                 944,760
                                                                                                ----------
                                                                                               $ 5,441,865
                                                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Current liabilities:
    Trade accounts payable                                                                     $ 1,425,713
    Revolving line of credit                                                                     1,115,762
    Current portion of notes payable                                                               362,768
    Accrued expenses                                                                               394,178
    Current portion of capital lease obligations                                                    26,204
    Deposits and other current liabilities                                                         116,964
                                                                                               -----------
       Total current liabilities                                                                 3,441,589

Capital lease obligations and deferred revenue                                                      10,234
Notes payable (including $130,000 due to related parties)                                          603,571
                                                                                               -----------
       Total liabilities                                                                         4,055,394

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
      Cumulative, convertible, $1.00 par value, Series B - 80,088 shares issued and                958,085
          outstanding, Series C - 436,679 shares issued and outstanding, Series F-
           357,818 shares issued and outstanding, Series G- 83,500 shares issued and outstanding;
   Common stock, no par value, 2,000,000 shares authorized,
       shares issued and outstanding; 1,620,260                                                  4,224,512
   Additional paid-in capital                                                                      458,009
   Accumulated deficit                                                                          (4,254,135)
                                                                                               -----------
        Total stockholders' equity                                                               1,386,471
                                                                                               -----------
                                                                                               $ 5,441,865
                                                                                               ===========


See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

(UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                            For the Three Months Ended October 31,
                                                        ----------------------------------------------
                                                                 1997                    1996
                                                        ----------------------  ----------------------
Revenue:
   Equipment and related service                                   $1,393,339              $1,321,024
   Direct equipment and service                                     2,134,210               2,296,653
   Royalty fees                                                        73,062                  59,782
   Other revenue                                                       27,911                  32,357
                                                                   ----------              ----------
        Total revenue                                               3,628,522               3,709,816

Costs and expenses:
    Cost of equipment and related service                           1,210,913               1,157,403
    Cost of direct equipment and service                            1,137,064               1,388,824
    Selling                                                           194,649                 183,143
    General and administrative                                        709,010                 716,070
    Depreciation and amortization                                      88,300                  86,432
    Interest expense                                                   84,108                  78,559
                                                                   ----------              ----------
        Total cost and expenses                                     3,424,044               3,610,431

Income from operations before income taxes                            204,478                  99,385
Income tax benefit                                                    400,000
                                                                   ----------              ----------
Income from continuing operations                                     604,478                  99,385

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                    (100,727)               ( 48,366)
     Loss on disposal of CommWorld of Seattle, net of
     income of tax benefit of $260,000                               (400,000)
                                                                   ----------              ----------
Loss from discontinued operations                                    (500,727)               ( 48,366)
                                                                   ----------              ----------

     Net income                                                    $  103,751              $   51,019
                                                                   ==========              ==========

Earning per share:
     Primary:
        Income from continuing operations                          $      .36              $      .05
                                                                   ==========              ==========
        Net income                                                 $      .05              $      .03
                                                                   ==========              ==========
     Fully diluted:
        Income from continuing operations                          $      .34              $      .05
                                                                   ==========              ==========
        Net income                                                 $      .05              $      .02
                                                                   ==========              ==========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

(UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                             For the Six Months Ended October 31,
                                                        ----------------------------------------------
                                                                 1997                    1996
                                                        ----------------------  ----------------------
Revenue:
   Equipment and related service                                   $2,734,617              $2,805,336
   Direct equipment and service                                     3,993,685               4,038,344
   Royalty fees                                                       132,674                 112,077
   Other revenue                                                       76,137                 115,867
                                                                   ----------              ----------
        Total revenue                                               6,937,113               7,071,624

Costs and expenses:
    Cost of equipment and related service                           2,250,231               2,451,270
    Cost of direct equipment and service                            2,181,078               2,327,482
    Selling                                                           349,482                 360,255
    General and administrative                                      1,454,916               1,496,527
    Depreciation and amortization                                     175,863                 173,950
    Interest expense                                                  161,688                 153,188
                                                                   ----------              ----------
        Total cost and expenses                                     6,573,258               6,962,672

        Income from operations before income taxes                    363,855                 108,952
        Income tax benefit                                            400,000
                                                                   ----------              ----------
        Income from continuing operations                             763,855                 108,952

Discontinued operations, net of income taxes:
        Loss from operations of CommWorld of Seattle                 (167,519)                (26,872)
        Loss on disposal of CommWorld of Seattle, net
         of  income tax benefit of  $260,000                         (400,000)
                                                                   ----------              ----------
         Loss from discontinued operations                           (567,519)                (26,872)
                                                                   ----------              ----------

         Net income                                                $  196,336              $   82,080
                                                                   ==========              ==========

Earning per share:
   Primary:
        Income from continuing operations                          $      .45              $      .06
                                                                   ==========              ==========
        Net income                                                 $      .10              $      .04
                                                                   ==========              ==========
   Fully diluted:
        Income from continuing operations                          $      .41              $      .05
                                                                   ==========              ==========
        Net income                                                 $      .10              $      .04
                                                                   ==========              ==========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

(UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                               1997                 1996
                                                                            ---------            ---------
Cash flows from operating activities:
   Net income                                                               $ 196,336            $  82,080
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                       208,503              206,590
          Provision for losses on accounts and notes                           52,000               56,987
           receivable
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                            338,216             (654,159)
               Inventories                                                    (22,034)             (78,309)
               Prepaid expenses                                               (54,738)             (41,327)
               Deposits and other assets                                      (18,212)              (2,561)
               Trade accounts payable                                        (713,452)             366,740
               Accrued expenses                                               223,368               15,933
               Other liabilities                                              (48,320)              94,933
                                                                            ---------            ---------
               Net cash provided by  operating activities                     161,667               46,907
                                                                            ---------            ---------

Cash flows from investing activities:
    Capital expenditures                                                      (16,378)             (16,279)
                                                                            ---------            ---------
               Net cash used by investing activities                          (16,378)             (16,279)
                                                                            ---------            ---------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                             113,871               87,352
    Repayment of notes and contract payable                                  (306,902)            (155,806)
    Repayment of capital lease obligations                                    (18,579)             (16,826)
                                                                            ---------            ---------
               Net cash used by financing activities                         (211,610)             (85,280)
                                                                            ---------            ---------

Net increase (decrease) in cash                                               (66,321)             (54,652)

Cash at beginning of the period                                                80,560              103,748
                                                                            ---------            ---------

Cash at end of the period                                                   $  14,239           $   49,096
                                                                            =========            =========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

(UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                      1997                     1996
                                                               ------------------       ------------------
Supplemental disclosures of cash flow information:
        Interest paid                                                    $161,688                 $154,688

    Non-cash investing activities:
        Issuance of warrants for investment banking services             $ 11,000                       --
        Issuance of preferred stock as bonus compensation                $ 10,000
        Business acquisitions financed by:
            Issuance of common stock                                                              $ 83,500
            Issuance of preferred stock                                                           $226,500
Conversion of notes payable to preferred stock                                                    $169,819

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

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1997 Form 10-KSB filing. Operating results for the three and six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

1.   EARNINGS PER SHARE
     ------------------

The earnings per share disclosed on the face of the Consolidated Statements of Operations for the three months and for the six months ended October 31, 1997 are for Income from continuing operations and for Net income. The following table shows the earnings per share of additional components of the Statements:

                                                                               For the period ended October 31
Earnings per share:                                                       Three Months                  Six Months
s                                                                   -----------------------      -----------------------
Primary:                                                                1997        1996           1997          1996
                                                                   ------------  ---------      ----------    ---------
     Income from operations before income taxes                          $ .12       $ .05            $ .21       $ .06
     Income tax benefit                                                    .24          --              .24          --
                                                                         -----       -----            -----       -----
     Income form continuing operations                                     .36         .05              .45         .06

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                         (.06)       (.02)            (.10)       (.02)
     Loss on disposal of CommWorld of Seattle, net of income
     tax benefit of $260,000                                              (.25)         --             (.25)         --
                                                                         -----       -----            -----       -----
Loss from discontinued operations                                         (.31)       (.02)            (.35)       (.02)
                                                                         -----       -----            -----       -----

Net Income                                                               $ .05       $ .03            $ .10       $ .04
                                                                         =====       =====            =====       =====
Fully diluted:
     Income from operations before income taxs                           $ .11       $ .03            $ .20       $. 05
     Income tax benefit                                                    .23          --              .21          --
                                                                         -----       -----            -----       -----
     Income from continuing operations                                     .34         .03              .41         .05

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                         (.06)       (.01)            (.09)       (.01)
     Loss on disposal of CommWorld of Seattle, net of income
     tax benefit of $260,000                                              (.23)         --             (.22)         --
                                                                         -----       -----            -----       -----
     Loss from discontinued operations                                    (.29)       (.01)            (.31)       (.01)
                                                                         -----       -----            -----       -----

Net Income                                                               $ .05       $ .02            $ .10       $. 04
                                                                         =====       =====            =====       =====

During 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard No. 128 - Earnings per Share, which establishes new standards for computing and presenting earnings per share. The new Standard is effective for periods ending after December 15, 1997 and will be adopted by the Company in its third quarter ending January 31, 1998. The Company does not expect that adoption will have a material effect on its reported earnings per share.

2.  INCOME TAXES
    ------------

There was no income tax expense attributable to income from operations for the three month or six month periods ended October 31, 1996 or 1997 due to utilization of previously unrecognized net operating loss carry forward.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at October 31, 1997 and 1996 are as follows:

                                                                          1997                  1996
                                                                      ------------            ----------
Net operating loss carryforwards                                         1,911,000             1,563,000
Other items                                                                141,000                41,000
                                                                      ------------           -----------
Total gross deferred taxes                                               2,052,000             1,604,000
Valuation allowance                                                    ( 1,007,000)           (1,604,000)
                                                                      ------------           -----------
Net deferred taxes                                                    $  1,045,000           $         0
                                                                      ============           ===========

At October 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,914,000 which are available to offset future federal and state taxable income. The carryforwards expire in years from 2006 through 2013. The annual use of portions of the net tax operating loss carryforward is limited under sections 382 of the Internal Revenue Code of 1986, as amended, due to changes in control resulting from issuance of the Company's equity securities.