Form 10QSB
period 1998-01-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1998-03-23
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  JANUARY 31, 1998

     [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ________________.

     Commission file number:  0-13652




                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Colorado                                   84-0917382
    ---------------------------------               -------------------
    (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification No.)

6025  South  Quebec,  Suite  300, Englewood,  Colorado         80111
------------------------------------------------------       ----------
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

  As of March 13, 1998, the issuer had 1,683,071 shares of its no par value Common Stock issued and outstanding.

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

For the three month and nine month periods ended January 31, 1998, Communications World International, Inc. ("CommWorld" or the "Company") reported net losses of $259,000 and $63,000, respectively, as compared to net losses of $45,000 and $127,000 for the comparable periods ended October 31, 1997. Total revenue for the quarter ended January 31, 1998 was $3,164,000 compared to total revenue of $3,606,000 for the quarter ended January 31, 1997. For the nine month period ended January 31, 1998, total revenue was $10,102,000 compared to total revenue of $10,677,000 for the nine month period ended January 31, 1997. The decrease in revenue for both the quarter and the nine month periods relates primarily to a decrease in the Company's sales of product to its franchise network. This source of revenue carries the lowest gross margins for the Company so that the effect on overall gross margin was minimized. The gross margin percentage on total revenue was 33.5% for the nine months ended January 31, 1998 compared to 32.6% for the nine months ended January 31, 1997. Contributing to the improved gross margin for the year to date period was a discount of $127,000 related to the agreement of Toshiba America Information Systems, Inc., the Company's principal supplier, to treat as non interest bearing a note payable to it in the amount of $1,086,000. Interest in the amount of $57,000 was imputed on the discounted note during the nine month period ended January 31, 1998. Additional improvement in the gross margin percentages have resulted from additional discounts achieved through payment terms with vendors and through management's monitoring of margins on significant transactions. Income before depreciation and amortization was ($168,000) for the quarter ended January 31, 1998 and $237,000 for the nine months then ended compared to $49,000 and $220,000 for the same periods ended January 31, 1997.

Effective October 31, 1997, the Company closed the operations of its Seattle subsidiary. The operating losses of this subsidiary were $168,000 and $111,000 for the nine month periods ended January 31, 1998 and 1997, respectively. These losses have been included in the net results reported above. The estimated loss on the disposal of the discontinued operations of $400,000 (net of income tax benefit of $260,000) represents the estimated loss on the disposal of the assets of the Seattle subsidiary, write off of remaining goodwill of $180,000 and a provision of $65,000 for expected expenses to be incurred during the next six months.

At April 30, 1997 the Company had a deferred tax asset of $2,052,000 which was offset by a valuation allowance of $1,007,000. Management makes quarterly determinations of the adequacy of the valuation allowance based on operating results and projections. Based on income from operations before income taxes at January 31, 1998 of $104,000, the valuation allowance was reduced by $400,000 and an income tax benefit of the same amount was recognized. The valuation allowance at January 31, 1998 is available to offset future taxable income.

Income from operations before income taxes excludes the effects of the Seattle operation. For the nine month periods ended January 31, 1998 and 1997, the Company reported income from operations before income taxes of $104,000 and $67,000, respectively.

General and administrative expenses for the quarter and the nine month periods ended January 31, 1998 decreased $47,000 and $89,000, or 5.6% and 3.8%, from the same periods of the prior year. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.

                                    PART II

                               OTHER INFORMATION

Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  March 20, 1998               /s/  Richard D. Olson
      ---------------               ----------------------------------------
                                    Richard D. Olson, President and C.E.O.



Date:  March 20, 1998               /s/  Scott E. Harris
       --------------               ----------------------------------------
                                    Scott E. Harris, Chief Financial Officer

COMMUNICATIONS WORLD INTERNATIONAL, INC.
Consolidated Balance Sheet
JANUARY 31, 1997

(UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
   Cash                                                                                         $   27,755
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $197,566                                                             2,370,056
   Inventories                                                                                     744,496
   Prepaid expenses                                                                                240,509
   Deferred tax asset                                                                              100,240
                                                                                                ----------
       Total current assets                                                                      3,483,056

Property and equipment, net                                                                        241,137
Deposits and other assets                                                                           49,412
Notes receivable                                                                                    71,442
Intangible assets, net                                                                             922,076
Deferred tax asset                                                                                 944,760
                                                                                                ----------
                                                                                                $5,711,883
                                                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Trade accounts payable                                                                     $ 2,104,818
    Revolving line of credit                                                                     1,166,368
    Current portion of notes payable                                                               371,648
    Accrued expenses                                                                               257,824
    Current portion of capital lease obligations                                                    26,000
    Deposits and other current liabilities                                                         149,692
                                                                                               -----------
       Total current liabilities                                                                 4,076,350

Capital lease obligations and deferred revenue                                                       4,084
Notes payable (including $130,000 due to related parties)                                          504,382
                                                                                               -----------
       Total liabilities                                                                         4,584,816

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
      Cumulative, convertible, $1.00 par value, Series B - 80,088 shares issued and                958,085
          outstanding, Series C - 436,679 shares issued and outstanding, Series F-
           357,818 shares issued and outstanding, Series G- 83,500 shares issued and outstanding;
   Common stock, no par value, 2,000,000 shares authorized,
       shares issued and outstanding; 1,670,260                                                  4,224,512
   Additional paid-in capital                                                                      458,009
   Accumulated deficit                                                                          (4,513,539)
                                                                                               -----------
        Total stockholders' equity                                                               1,127,067
                                                                                               -----------
                                                                                               $ 5,711,883
                                                                                               ===========


See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 1998 and 1997

(Unaudited)
----------------------------------------------------------------------------------------------------------
                                                            For the Three Months Ended January 31,
                                                        ----------------------------------------------
                                                                 1998                    1997
                                                        ----------------------  ----------------------
Revenue:
   Equipment and related service                                   $1,196,566              $1,528,608
   Direct equipment and service                                     1,893,615               1,954,029
   Royalty fees                                                        41,896                  57,702
   Other revenue                                                       32,340                  65,461
                                                                   ----------              ----------
        Total revenue                                               3,164,417               3,605,800

Costs and expenses:
    Cost of equipment and related service                           1,070,908               1,387,496
    Cost of direct equipment and service                            1,211,750               1,032,140
    Selling                                                           184,734                 218,480
    General and administrative                                        777,624                 825,159
    Depreciation and amortization                                      91,770                  90,815
    Interest expense                                                   87,037                  93,985
                                                                   ----------              ----------
        Total cost and expenses                                     3,423,823               3,648,075

Income from operations before income taxes                           (259,406)                (42,275)
Income tax benefit                                                          0                       0
                                                                   ----------              ----------
Income from continuing operations                                    (259,406)                (42,275)

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                                            ( 84,516)
     Loss on disposal of CommWorld of Seattle, net of
     income tax benefit of $260,000                                                          ________
Loss from discontinued operations                                                            ( 84,516)
                                                                                           ----------

     Net income                                                    $ (259,406)             $ (126,791)
                                                                   ==========              ==========

Earning per share:
     Basic:
       Loss from continuing operations                             $     (.17)             $     (.04)
                                                                   ==========              ==========
        Net loss                                                   $     (.17)             $     (.09)
                                                                   ==========              ==========
     Fully diluted:
        Loss from continuing operations                            $     (.17)             $     (.04)
                                                                   ==========              ==========
        Net loss                                                   $     (.17)             $     (.09)
                                                                   ==========              ==========



See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
For the Nine Months Ended January 31, 1998 and 1997

(Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                            For the Nine Months Ended January 31,
                                                        ----------------------------------------------
                                                                 1998                    1997
                                                        ----------------------  ----------------------
Revenue:
   Equipment and related service                                  $ 3,931,183             $ 4,333,944
   Direct equipment and service                                     5,887,300               5,930,370
   Royalty fees                                                       174,570                 169,779
   Other revenue                                                      108,477                 243,330
                                                                  -----------             -----------
        Total revenue                                              10,101,530              10,677,423

Costs and expenses:
    Cost of equipment and related service                           3,321,139               3,838,766
    Cost of direct equipment and service                            3,392,828               3,359,622
    Selling                                                           534,217                 578,735
    General and administrative                                      2,232,541               2,321,690
    Depreciation and amortization                                     267,633                 264,763
    Interest expense                                                  248,725                 247,173
                                                                  -----------             -----------
        Total cost and expenses                                     9,997,083              10,610,749

        Income from operations before income taxes                    104,447                  66,674
        Income tax benefit                                            400,000
                                                                  -----------             -----------
        Income from continuing operations                             504,447                  66,674

Discontinued operations, net of income taxes:
        Loss from operations of CommWorld of Seattle                 (167,519)               (111,385)
        Loss on disposal of CommWorld of Seattle, net
         of income tax benefit of  $260,000                          (400,000)
                                                                  -----------             -----------
         Loss from discontinued operations                           (567,519)               (111,385)
                                                                  -----------             -----------

         Net income (loss)                                        $   (63,072)            $   (44,711)
                                                                  ===========             ===========

Earning (loss) per share:
     Basic:
        Income from continuing operations                         $       .28             $       .02
                                                                  ===========             ===========
        Net income (loss)                                         $      (.07)            $      (.05)
                                                                  ===========             ===========
     Fully diluted:
        Income from continuing operations                         $       .24             $       .02
                                                                  ===========             ===========
        Net income (loss)                                         $      (.07)            $      (.05)
                                                                  ===========             ===========



See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                               1998                 1997
                                                                            ---------            ---------
Cash flows from operating activities:
   Net loss                                                                 $ (63,070)         $   (44,711)
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                       300,273              313,726
          Provision for losses on accounts and notes                           91,000              139,593
           receivable
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                              6,576           (1,174,226)
               Inventories                                                     32,055              (61,123)
               Prepaid expenses                                              (167,872)             (26,436)
               Deposits and other assets                                       (9,938)             (11,026)
               Trade accounts payable                                         (34,347)             816,348
               Accrued expenses                                                87,014                5,586
               Other liabilities                                              (15,592)              71,216
                                                                            ---------          -----------
               Net cash provided by  operating activities                     226,099               28,947
                                                                            ---------          -----------
Cash flows from investing activities:
    Capital expenditures                                                      (21,237)             (22,338)
                                                                            ---------          -----------
               Net cash used by investing activities                          (21,237)             (22,338)
                                                                            ---------          -----------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                             164,477              154,349
    Repayment of notes and contract payable                                  (397,211)            (246,396)
    Net proceeds from issuance of  preferred stock                                                  39,125
    Repayment of capital lease obligations                                    (24,933)              27,344)
                                                                            ---------          -----------
               Net cash used by financing activities                         (257,667)             (80,266)
                                                                            ---------          -----------

Net increase (decrease) in cash                                               (52,805)             (73,657)

Cash at beginning of the period                                                80,560              103,748
                                                                            ---------          -----------

Cash at end of the period                                                   $  27,755          $    30,091
                                                                            =========          ===========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

(UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                      1997                     1996
                                                               ------------------       ------------------
Supplemental disclosures of cash flow information:
        Interest paid                                                    $248,725                 $252,381

    Non-cash investing activities:
        Issuance of warrants for investment banking services             $ 11,000                       --
        Issuance of preferred stock as bonus compensation                $ 10,000
        Business acquisitions financed by:
            Issuance of common stock                                                              $ 83,500
            Issuance of preferred stock                                                           $226,500
Conversion of notes payable to preferred stock                                                    $169,819

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

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1997 Form 10-KSB filing. Operating results for the three and nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

1.   EARNINGS PER SHARE
     ------------------

The earnings per share disclosed on the face of the Consolidated Statements of Operations for the three months and for the nine months ended January 31, 1998 are for Income from continuing operations and for Net income. The following table shows the earnings per share of additional components of the Statements:

                                                                               For the period ended January 31
Earnings per share:                                                       Three Months                 Nine Months
                                                                     ----------------------       ----------------------
Basic:                                                                  1998        1997             1998        1997
                                                                     ----------  ----------       ----------  ----------
     Income (loss) from operations before income taxes                   $(.17)      $(.04)           $ .03       $ .02
     Income tax benefit                                                     --          --              .25          --
                                                                         -----       -----            -----       -----
     Income (loss)from continuing operations                              (.17)       (.04)             .28         .02

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                           --        (.05)            (.10)       (.07)
     Loss on disposal of CommWorld of Seattle, net of income
     tax benefit of $260,000                                                --          --             (.25)         --
                                                                         -----       -----            -----       -----
Loss from discontinued operations                                           --        (.05)            (.35)       (.07)
                                                                         -----       -----            -----       -----

Net Loss                                                                 $(.17)      $(.09)           $(.07)      $(.05)
                                                                         =====       =====            =====       =====

Fully diluted:
     Income from operations before income taxes                          $(.17)      $(.04)           $ .03       $. 02
     Income tax benefit                                                     --          --              .20          --
                                                                         -----       -----            -----       -----
     Income from continuing operations                                    (.17)       (.04)             .23         .02

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                           --        (.05)            (.10)       (.07)
     Loss on disposal of CommWorld of Seattle, net of income
     tax benefit of $260,000                                                --          --             (.20)         --
                                                                         -----       -----            -----       -----
     Loss from discontinued operations                                      --        (.05)            (.30)       (.07)
                                                                         -----       -----            -----       -----

Net Income                                                               $(.17)      $(.09)           $(.07)      $(.05)
                                                                         =====       =====            =====       =====

2.  INCOME TAXES
    ------------

There was no income tax expense attributable to income from operations for the nine month periods ended January 31, 1998 or 1997 due to utilization of previously unrecognized net operating loss carry forward.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at January 31, 1998 and 1997 are as follows:

                                                                           1998                  1997
                                                                           ----                  ----
Net operating loss carryforward                                          2,012,000             1,563,000
Other items                                                                141,000                41,000
                                                                      ------------           -----------
Total gross deferred taxes                                               2,153,000             1,604,000
Valuation allowance                                                    ( 1,108,000)           (1,604,000)
                                                                      ------------           -----------
Net deferred taxes                                                    $  1,045,000           $         0
                                                                      ============           ===========

At January 31, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $5,173,000 which is available to offset future federal and state taxable income. The carryforward expires in years from 2006 through 2013. The annual use of portions of the net tax operating loss carryforward is limited under sections 382 of the Internal Revenue Code of 1986, as amended, due to changes in control resulting from issuance of the Company's equity securities.