Form 10KSB40
period 1998-04-30
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1998-08-12
CIK 727347

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB
                       --------------------------------


     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended:  APRIL 30, 1998

     [_] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For THE  transition  period  from ____________ to _____________

     Commission file number:  0-13652

                    _______________________________________

                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Colorado                                          84-0917382
-------------------------------                     ----------------------------
State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

6025 South Quebec, Suite 300, Englewood, Colorado              80111
-------------------------------------------------   ----------------------------
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

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
  statements incorporated by reference in Part III of this Form 10-KSB.   [X]

  The issuer's revenues for its most recent fiscal year:  $ 13,238,000

  The aggregate market value of the voting stock held as of August 4, 1998 by non affiliates of the issuer was $3,832,142. As of August 4, 1998, the issuer had 1,916,071 shares of its no par value Common Stock issued and outstanding.

                                     PART I

ITEM  I. DESCRIPTION OF BUSINESS
         -----------------------

Business Development

Communications World International, Inc. ("Registrant", "Company" or "CommWorld") was incorporated in 1983 under Colorado law and has its principal executive offices at 6025 South Quebec Street, Suite 300, Englewood, Colorado 80111. CommWorld has established a distribution network for a variety of telecommunications products and services, including business telephone systems, through franchises under the CommWorld name and Company-owned outlets. The Company had 53 franchises located in 25 states and 4 Company-owned outlets at April 30, 1998. Through its distribution network the Company sells and services private telephone systems and peripheral products, such as voice messaging and related systems, for business users. The Company's franchisees and Company-owned outlets market their products primarily to small and medium-size businesses while the Company's national accounts subsidiary markets the same products and services directly to multi-location businesses.

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

During the past five fiscal years, the Company has acquired certain franchises and other companies as wholly owned subsidiaries. The acquisitions were accomplished through the issuance of a combination of common stock, preferred stock, notes payable and cash. The acquisitions have all been accounted for as purchases and the excess of consideration paid over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over ten years.

The subsidiary operations service the Southwest United States with offices in Phoenix and Tucson, Arizona; the Baltimore and Washington D.C. area with offices in Alexandria, Virginia and Baltimore, Maryland; the Colorado front range area with offices in Englewood and Fort Collins, Colorado; and multi-location customers through its national accounts subsidiary with an office in Englewood, Colorado. The acquisition of the Tucson, Arizona operation was completed during the most recent two fiscal years and is further described in the Notes to the consolidated financial statements.

In June 1998 the Company entered into a letter of intent to merge with Interconnect Acquisition Corporation ("IAC"), a privately-held company headed by former Connecting Point of America President Jim Ciccarelli. IAC is a development stage company that was started with the intent to acquire select interconnect companies located in key southwestern cities. IAC has signed letters of intent to acquire five interconnect providers in Texas and Colorado with aggregate historical revenues of approximately $17 million. The letters of intent are subject to several contingencies, including the finalization of definitive agreements and the completion of due diligence and financial reviews or audits.

The Company's merger with IAC is subject to board approvals, due diligence reviews and approval of the Company's principal supplier, Toshiba America Information Systems, Inc. ("TAIS'). The Company has received preliminary approval from TAIS of this transaction. The Company is currently conducting its due diligence reviews of these acquisition candidates, and currently anticipates that the merger with IAC, barring unforeseen developments, will close by the end of August, 1998. If the merger is completed, the Company intends to issue to the IAC shareholders a new series of convertible preferred stock which will be convertible (subject to shareholder approval of an increase in the Company's authorized Common Stock) into 2,000,000 shares of the Company's Common Stock.
In connection with the proposed merger with IAC, the Company effected management changes, including the election of Jim Ciccarelli as Chief Executive Officer and a director of the Company. In addition, Lionel Brown, Chief Operating Officer and a director of IAC, will become President of the Company in connection with the merger. Biographical information regarding Messrs. Ciccarelli and Brown is provided in Item 9.

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

The franchisee is not required to make any purchases of equipment through the Company; however, the Company believes that it will be able to obtain favorable pricing from suppliers based on negotiated purchases and quantity buying arrangements. The Company anticipates that these prices will be lower than prices which the franchisee could negotiate directly with suppliers. Currently, most franchises purchase some equipment or services from the Company. The franchisee is responsible for all warranty service on equipment sold by it and manufacturers' warranties are passed through to the franchisee. The Company also offers sales and marketing training and other assistance to the franchisees for scheduled fees.

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

The interconnect industry continues to expand beyond sales of traditional telephone equipment, with the greatest growth in sales of voice processing, data communications, and data processing equipment. The Company competes with other interconnect telephone companies on the basis of the equipment offered by the Company's franchisees, price and after-sale service. Although the Company concentrates on the sale of Key systems as opposed to larger PBX systems, the manufacturers of these systems have been successful in providing state-of-the art electronic equipment for this market segment. The Company believes that consumating its intended acquisitions will enable it to market larger PBX Systems.

The Company faces intense competition from AT&T, Willtel, the various Bell operating companies and over 10,000 other companies believed to be engaged in the interconnect telephone industry. Many of these companies have resources substantially greater than those of the Company. It can be expected that competition in the interconnect telephone industry will be intense for the foreseeable future.


Product  Supply
---------------

The Company currently purchases telephone systems and various peripheral equipment from seven major suppliers. One of the suppliers, Toshiba America Information Systems, Inc. (TAIS), provides approximately 85% of the inventory and products purchased by the Company while offering flexible credit terms. If the Company's relationship with TAIS was to cease, it could have a significant adverse impact on the operations of the Company. Product availability from suppliers under open lines of credit has been sufficient for the Company's current franchise and Company owned locations in the last two years. However, all products may not necessarily be available to future franchise locations. The Company continually monitors changes in products offered by these manufacturers, as well as others, to review its current and future product mix. The Company's products are warranted by their vendors for at least one year for defects in material and workmanship.

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

Backlog  and  Employees
-----------------------

As of April 30, 1998 and 1997, the Company had backlogs of unfilled franchisees' orders of less than $50,000. As of August 4, 1998, the Company had approximately 65 full-time employees involved in administration, sales, accounting, warehousing, franchise relations, and Company owned branches.

Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in and include without limitation the Company's plans for its business following the proposed merger with IAC, including the introduction of new products and services, expansion into new markets, and mergers and acquisitions. In addition, in those and other portions of the Report, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to specifically identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in this Report. In addition to factors that may be described elsewhere in this Report, the Company specifically cautions that the factors listed under the caption "Risk Factors" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


RISK FACTORS
------------


In evaluating the Company and its business, this entire Report (including the Exhibits) should be read carefully and special consideration given to, among others, the following risk factors in addition to the other information contained in this Report.


Recent Operating Losses ; Accumulated Deficit
---------------------------------------------


The Company is reporting a loss of $1,091,000 for the fiscal year ended April 30, 1998, and had an accumulated deficit at that date of approximately $5,542,000. Management believes that much of the loss in recent periods has been related to the Company's acquisition efforts, increase in interest expense and increases in allowance for doubtful accounts. In addition, the Company's losses have been a direct result of the increased level of general and administrative expense associated with its direct sales efforts. Management is currently evaluating the extent to which general and administrative expenses will need to be increased to maintain support for the planned acquisitions of interconnect companies and an increased base of franchisees. It is not known whether sufficient revenues will be generated in order to restore profitability on a consistent basis in the future.


Lack of Working Capital; Need for Additional Financing
------------------------------------------------------


The Company's operations have been adversely affected by a lack of working capital. The Company's line of credit is fully utilized to the extent of available collateral. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations.

In order to improve the Company's liquidity and working capital position, the Company recently completed a "bridge loan" offering in which it received proceeds of $400,000. The Company is currently attempting to obtain additional equity financing which is expected to be used for the payment of accounts payable, improvements in information systems and operating capital to support growth. Depending on the amount raised, the Company's operating results will need to improve substantially, or the Company will need to obtain additional funds from other sources (neither of which is assured), or the Company's working capital position will again deteriorate. Moreover, the Company will need substantial additional capital in order to have reasonable prospects for achieving its strategic objective of growth through acquisitions, including the acquisitions currently contemplated by IAC.

Changes In Technology
---------------------

The interconnect industry in which the Company operates has experienced rapid technological advances and, in order to satisfy customer demands, the Company has to offer the latest available equipment and services. Although the Company has established relationships with several major suppliers of telephone interconnect equipment, there is no assurance that, in the event other suppliers offer more advanced equipment, the Company would be able to establish satisfactory relationships with these other manufacturers.

Relationships With Suppliers
----------------------------

Although the Company has established relationships with several suppliers of telephone equipment including Toshiba America Information Systems, Inc. ("TAIS"), Tadiran Telecommunications, Inc., Panasonic Communications & Systems Company, a Division of Matsushita Electric Corporation of America, Sprint/North Supply, Inc., Applied Voice Technologies, Inc., and Voice Systems Research, Inc., there is no assurance that the Company will continue to be able to maintain these relationships, to purchase products under advantageous terms and conditions from its suppliers, or that all products will be available to future franchise locations. This may adversely affect the Company's ability to sell future franchises to offer products to its franchisees and customers and to obtain mark-up royalties from sales to existing franchisees.

TAIS provides approximately 85% of the inventory and products purchased by the Company while offering flexible credit terms. TAIS must also approve the merger with IAC. If the Company's relationship with TAIS were to cease or to deteriorate, it could have a significant adverse impact on the Company's operations.

Lack of Information Regarding Acquisition Candidates
----------------------------------------------------

Acquisitions of other companies in the telecommunications industry is a principal strategic objective of the Company. The Company has entered into a letter of intent with IAC. IAC was recently organized to acquire select interconnect companies in key southwestern cities. IAC has signed letters of intent to acquire five interconnect providers in Texas and Colorado, which letters of intent are subject to several contingencies, including the finalization of definitive agreements and the completion of due diligence and financial statement reviews or audits, and are not expected to close prior to the Company's merger with IAC.

In addition, the Company has identified other candidates for acquisition, but has no firm arrangements for acquisition. The Company has determined not to provide information regarding any of the acquisition candidates in this Report inasmuch as any letter of intent it or IAC has entered into, or may enter into, with an acquisition candidate would be non-binding, subject to execution of definitive agreements and other conditions. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, there can be no assurance that the Company will properly ascertain all such risks. Management of the Company will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and may have broad discretion with respect to the specific application of proceeds of future financing.

Although the Company intends to consider the ability of the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, there can be no assurance that the Company's assessment of management will prove to be correct. The Company does not intend to rely upon the assistance of outside consultants to assess the management skills of acquisition candidates. In addition, there can be no assurance that management of the acquired companies will have the necessary skills to manage a company intending to implement an aggressive acquisition program.

Appropriate Acquisitions May Not Be Available
---------------------------------------------

Results of the Company's business plan are dependant upon the Company's ability to identify, attract and acquire attractive acquisition candidates, which may take considerable time. No assurances can be given that the Company will be successful in identifying, attracting or acquiring desirable acquisition candidates, that such candidates will be successfully integrated into the Company, or that the acquisition candidates, once acquired, will be profitable. The failure to complete acquisitions or to operate the acquired companies profitably could be expected to have a material adverse effect on the Company's business, financial condition and results of operations.

Integration of Acquisitions
---------------------------

The Company's strategic objective, which is subject to additional financing, anticipates an aggressive acquisition program. The success of the Company will depend, in part, on the Company's ability to integrate the operations of the acquired companies. There can be no assurance that the Company's management team will effectively be able to oversee the combined entity and implement the Company's operating and growth strategies. No assurance can be given that the Company will be able to successfully integrate any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments to employees of such acquired companies, restructuring charges associated with the acquisitions and expenses associated with the change of control.

There can be no assurance that the Company will be able to execute successfully its consolidation strategy or anticipate all of the changing demands that successive consolidation transactions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. In addition, there can be no assurance that the rapid pace of acquisitions will not adversely affect the Company's efforts to integrate acquisitions and manage those acquisitions profitably. Any or all of these factors could have a material adverse effect on the Company's business, financial condition or results of operations.

Risks Related to Acquisition Financing; Leverage
------------------------------------------------

The Company is currently planning to attempt to obtain additional financing. If the Company is successful in obtaining this financing and other financing related specifically to acquisitions (of which there is no assurance) the Company plans to use a significant portion of its resources to pursue its business strategy for growth. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its Common Stock(subject to shareholder approval of an increase in authorized shares), preferred stock, cash, borrowed funds (including the issuance of promissory notes to the sellers of the companies to be acquired) or a combination thereof. If the Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that the Company will he able to obtain any additional financing that it may need for its acquisition program on terms that the Company deems acceptable.

-----------------------------------------------------------

The Company may borrow money to consummate the acquisitions or assume or refinance the indebtedness of acquired companies if the Company's management deems it to be beneficial to the Company. The Company anticipates it will need to borrow substantial funds to complete the acquisitions identified by IAC, the availability of which is not assured. Among the possible adverse effects of borrowings are: (i) if the Company's operating revenues after the acquisitions were to be insufficient to pay debt service, there would be a risk of default and foreclosure on the Company's assets; (ii) if a loan agreement contains covenants that require the maintenance of certain financial ratios or reserves, and any such covenant were breached without a waiver or re-negotiation of the terms of that covenant, then the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due; (iii) if the terms of a loan did not provide for amortization prior to maturity of the full amount borrowed and the "balloon" payment could not be refinanced at maturity on acceptable terms, the Company might be required to seek additional financing and, to the extent that additional financing were not available on acceptable terms, to liquidate its assets; and (iv) if the interest rate of a loan is variable, the Company would be subject to interest rate fluctuations which could increase the Company's debt service obligations.


Consideration for Operating Companies May Substantially Exceed Asset Value
--------------------------------------------------------------------------

The purchase prices of the Company's acquisitions will not be established by independent appraisals, but generally through arms'-length negotiations between the Company's management and representatives of such companies. The consideration paid for each such company will be based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets are likely to be substantially less than the consideration that is paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Moreover, the Company expects to incur significant amortization charges resulting from consideration paid in excess of the fair value of the net assets of the companies acquired in business combinations accounted for under the purchase method of accounting.

Material Amount of Intangible Assets
------------------------------------

It is likely that a substantial portion of the Company's total assets subsequent to the acquisitions will be goodwill. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the assets acquired and the amount of such purchase price allocated to such assets for purposes of the balance sheet. It is expected that any acquisitions completed by the Company would involve amortization of goodwill over long-term periods with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. Generally, the Company may amortize goodwill over a 15-year period for income tax purposes. Under accounting rules, the Company is required to periodically evaluate if goodwill has been impaired by reviewing the cash flows of acquired companies and comparing such amounts with the carrying value of the associated goodwill. If goodwill is impaired, the Company would be required to write down goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have an adverse impact upon the market price of the Common Stock.

Hart-Scott-Rodino Requirements
------------------------------

The Company's acquisition strategy may be subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which could adversely affect the pace of the Company's acquisitions. In addition, acquisitions of businesses in regulated industries would subject the Company to regulatory requirements which could limit the Company's flexibility in growing and operating its businesses.

Tax Considerations
------------------

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the Company, the acquisition candidate and their respective stockholders. There can be no assurance, however, that the Internal Revenue Service (the "IRS") or appropriate state tax authorities will ultimately assent to the Company's tax treatment of a consummated business combination. To the extent the IRS or state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to the Company, the acquisition candidate and their respective stockholders.

The Company expects to encounter substantial competition in making acquisitions from other companies with objectives similar to the Company as well as from companies engaged in other acquisition type activities. Many companies have acquisition strategies similar to that of the Company in the telecommunications industry, including companies which are attempting to effect consolidations concurrent with conducting an initial public offering of securities. Consequently, the Company may expect stiff competition in attracting acquisition candidates and the price to be paid for such candidates may be higher than the price which would be paid in a less competitive environment.

------------------------------

Even if the Company is successful in obtaining additional financing and completing several acquisitions, it is likely that certain of its competitors will be substantially larger than the Company and have greater financial resources.


Volatility of Stock Price
-------------------------

There has been significant volatility in the market price for the Company's Common Stock. On August 4, 1998, the closing bid price of the Company's Common Stock was $2.00 per share. There can be no assurance that the price of the Common Stock will remain at or exceed current levels. Factors such as announcements relating to the Company's operations, acquisitions, new products and services, prices and costs of supplies, sales of products, new technology offered by the Company's competitors, government regulation or other matters may have a significant impact on the market price of the Company's securities. Moreover, trading in the Company's Common Stock is not generally heavy, which may contribute to volatility of the market price.

 Preferred Shares Available For Issuance; Current Acquisitions and Financing
----------------------------------------------------------------------------
Plans
-----

The Company has 2,700,000 shares of Preferred Stock authorized. There are currently outstanding 80,800 shares of Series B Preferred Stock, 436,679 shares of Series C Preferred Stock, 143,000 shares of Series F Preferred Stock, and 83,500 shares of Series G Preferred Stock which were issued in connection with the acquisition of the Company's subsidiaries. The Company has also issued 169,818 shares of Series F Preferred Stock in connection with the conversion of notes issued in connection with certain acquisitions and issued 45,000 shares of Series F Preferred Stock for cash. Shares of Preferred Stock may be issued by the Company in the future without shareholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to and may be affected adversely by the rights of holders of any Preferred Stock that may be issued in the future. The availability of Preferred Stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a third party from acquiring control of the Common Stock of the Company. The Company plans to issue convertible preferred stock in connection with the IAC merger and to obtain additional capital. In addition, IAC has identified potential acquisition candidates, and may issue additional shares of Preferred Stock in connection with new acquisitions. The Company presently has no definitive arrangements for any acquisitions, and there can be no assurance that the Company will be successful in obtaining additional financing or completing any acquisitions. Moreover, the terms of any such financing and/or acquisition may not be beneficial to the Company.

ITEM  2.   DESCRIPTION OF PROPERTY
           -----------------------

The Company leases approximately 7,700 square feet of space at 6025 South Quebec Street, Suite 300, Englewood, Colorado for approximately $14,100 per month pursuant to a lease which expires in July 2003.

In addition, the Company leases (i) 5,310 square feet of office and warehouse space in Englewood, Colorado for approximately $4,100 per month under a lease which expires in March 2000, (ii) 1,400 square feet of office and warehouse space in Scottsdale, Arizona on a month-to-month basis for approximately $2,200 per month, (iii) 4,950 square feet of office and warehouse space in Seattle, Washington for approximately $5,400 per month under a lease which expires in July 2001, (iv) 4,340 square feet of office and warehouse space in Alexandria, Virginia for approximately $5,400 per month, under a lease which expires in September, 2003, (v) 2,200 square feet of office space in Fort Collins, Colorado under a lease which expires in April, 1999 for approximately $2,300 per month, and (vi) 900 square feet of office and warehouse space in Tucson, Arizona for $600 per month under a lease which expires in December, 2001.

ITEM  3.   LEGAL PROCEEDINGS
           -----------------

The Company is not currently a party to any material pending or threatened legal proceedings.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
           ---------------------------------------------------

During the Company's quarter ended April 30, 1998, no matter was submitted to a vote of the Company's security holders.

                                    PART II

Item  5.  MARKET  FOR COMMON  EQUITY  AND  RELATED STOCKHOLDER  MATTERS
          --------------------------------------------------------------

The Company's common stock (the "Common Stock") trades on the NASDAQ Small-Cap Market under the symbol "CWII." Set forth in the following table are high and low bid quotations for each quarter in the fiscal years ended April 30, 1998 and 1997. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

                           Common Stock
                           ------------

Quarter Ended       High           Low
------------------  -----         -----
July 31, 1996       $1.50         $ .78

October 31, 1996     1.25           .69

January 31, 1997     1.38           .69

April 30, 1997       1.18           .75

July 31, 1997        1.56          1.00

October 31, 1997     2.50          1.06

January 31, 1998     2.68          2.00

April 30, 1998       2.38          1.25

There were approximately 224 holders of record of the Common Stock as of August 4, 1998.

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
          ----------------------------------------------------------

Overview
--------

The forward-looking statements herein are based on management's current expectations. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.

The focus of the Company in fiscal years 1998 and 1997 concentrated on operating the Company-owned outlets. The revenues of direct equipment and related services produced by these operations increased by $2,286,000 or 34% in fiscal 1997 and were relatively unchanged in fiscal 1998, being down $112,000 or 1.4%. The gross margins realized on this portion of the Company's revenues were 40.5% in fiscal 1998 and 43.4% in fiscal 1997. The decline in gross margin resulted primarily from increased costs of sub-contractor labor in the Company's national account subsidiary that could not be passed on to the national account customers. Management is reviewing national account agreements and anticipates increasing pricing to partially offset increased costs.

The Company has entered into a letter of intent to merge with IAC. If the merger is completed, the Company plans to complete several acquisitions of companies in the interconnect industry. Management expects to consolidate certain aspects of the operations and reduce general and administrative expenses related to the operations of existing subsidiaries and those related to the acquisitions. Although several letters of intent have been signed, there are no definitive agreements in place at the current time.

Liquidity and Capital Resources
-------------------------------

For the fiscal year ending April 30, 1998, the Company incurred a loss from operations before income taxes of $924,000. An additional loss of $168,000 was incurred in the operations of its Seattle subsidiary which was closed during the year. A significant portion of this loss was comprised of non-cash expenses including deprecation and amortization of $396,000; provision for bad debts of $299,000; stock option and warrant compensation of $55,000; and a provision for inventory obsolescence of $233,000. Increased borrowings under the Company's line of credit along with increases in accounts payable and reduced accounts receivable were used to fund principal reductions of notes payable and operating needs.

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

Management has taken the following actions to improve its liquidity and capitalization in the current and prior years:

(A) In April of 1998, the Company undertook a private placement of Units of its common stock and common stock purchase warrants. Each Unit in the offering sold for $1.25 and consisted of one share of common stock and one common stock purchase warrant exercisable at $2.50 per share for a period of five years. A total of 283,000 Units were sold which provided gross proceeds to the Company of $353,750. There were no offering expenses netted out of the proceeds as the placement agent received 40,000 common stock purchase warrants exercisable at $1.25 per share. The funding of this private placement was completed in May, 1998.

(B) As part of the merger with IAC, the Company has committed to raise between $1 million and $4 million in additional equity. As of July 29, 1998, the Company completed funding of a $400,000 bridge loan (net proceeds to the Company of $380,000) in anticipation of completion of the equity offering. The bridge loan is comprised of units at $10,000 each with each unit having a promissory note of $9,900 and 2,000 common stock purchase warrants exercisable at $2.50 per share for a period of five years. The notes bear interest at 10% per annum and mature six months after funding. If the notes are not retired at maturity, the interest rate will be increased to 16% per annum. The note holders will be offered the right to convert their notes into equity in the Company's new offering.

(C) In October 1996, the Company renegotiated and renewed its accounts receivable financing agreement with its lender. Pursuant to the new agreement, the Company may be extended credit of up to $2,000,000 ($1,500,000 in fiscal 1997) based upon its outstanding accounts receivable, at an interest rate of 5.0% in excess of the prime rate (7.5% in excess during fiscal 1997). The agreement is subject to termination upon 30 days notice by either party. Advances under the line of credit are limited to 75% of eligible receivables, as defined. All receivables over 90 days past due and all receivables from customers with 90-day past due balances in excess of 10% of their total balances are not considered eligible. The outstanding amount is reduced by accounts receivable collections and increased periodically by advances supported by new receivables and collection activity. The outstanding balance under this line of credit was $1,120,022 and $1,001,891 at April 30, 1998 and 1997, respectively.

(D) Effective December 22, 1995, the Company negotiated with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable (the "Note") and to increase the current credit facility by $400,000. This allowed the Company to meet its immediate obligations, provided a short-term increase in cash flow, and increased working capital by the long-term portion of the Note, approximately $1,260,000.

   Pursuant to the Note, the Company is required to make 60 equal installments of $29,598, including interest at 6% per annum, which began in February 1996. In addition to the monthly installments, the Company is required to make prepayments of principal of at least $10,000 per month if the monthly net operating cash flow of the Company, defined as pre-tax income plus depreciation and amortization, exceeds $75,000 for three consecutive months. Thereafter, 60% of each additional $5,000 of monthly net operating cash flow in excess of $75,000 must be paid. The Company is also required to use a portion of the net proceeds from any offering of its stock or debt securities to make a principal prepayment. The prepayment will be equal to a percentage of the net proceeds in excess of $350,000 as follows: 40% of net proceeds between $350,000 and $1 million, 50% of net proceeds between $1 million and $2 million, 60% of net proceeds between $2 million and $3 million and 100% of net proceeds in excess of $3 million, but not to exceed the remaining principal balance of the Note. The remaining principal balance of this Note at April 30, 1998 is $731,816. The Note has been guaranteed personally by the former president of the Company. The Company has indemnified the former president relative to this guarantee.

   Effective April 30, 1997 TAIS agreed to treat the Note as a non-interest bearing obligation from inception through April 30, 1997, resulting in a discount of the note balance of approximately $103,000. The discount was treated as a reduction of cost of franchise equipment sales for the year ended April 30, 1997. Imputed interest in the amount of $96,471 was recognized on the Note during the year ended April 30, 1997.

   Effective August 15, 1997, TAIS agreed to treat the Note as a non-interest bearing obligation provided that future monthly payments continue to be made on a timely basis. The Note was further discounted by $128,000 and the discount was treated as a reduction of cost of franchise equipment sales for the year ended April 30, 1998. Imputed interest in the amount of $68,796 was recognized on the Note during the year ended April 30, 1998.

The Company believes that it has sufficient financial resources available to meet its short-term working capital needs based on the private placement of equity completed in May, 1998, the bridge loan funded in July, 1998, and the availability of credit from the Company's accounts receivable financing company and major supplier. However, there can be no assurance that the Company will be able to successfully implement its acquisition plans and thereby increase revenue, improve gross profit margins and contain general and administrative expenses. The successful completion of the acquisition plan, including the raising of additional new equity, is necessary for the Company to finance its operations over the longer term.

Results of Operations
---------------------

For the Year Ended April 30, 1998
---------------------------------

The Company reported a net loss of $1,091,000 for the year ended April 30, 1998 as compared to net income of $83,000 for the year ended April 30, 1997. The change in net income (loss) of $1,174,000 is largely attributable to a decrease in margins realized on equipment sales to franchises, a decrease in margins realized on direct equipment sales and service, an increase in general and administrative expenses of $175,000, an increase in interest expense of $84,000, and an increase in provision for bad debts of $87,000. The Company recognized $400,000 of income tax credit for the year ended April 30, 1998 related to its net operating loss carryforward compared to $385,000 of tax credit recognized for the prior year. Additionally, the Company recorded a loss of $400,000 related to the discontinued operations of its Seattle subsidiary. This loss is net of tax credits of $260,000.

Effective October 31, 1997, the Company closed its Seattle subsidiary. The subsidiary incurred substantial operating losses and management determined the resources necessary to invest in the operation to return it to profitability were not available. The operating losses of the Seattle subsidiary for the current fiscal year through October 31, 1997 were $168,000 compared to an operating loss of $171,000 for the fiscal year ended April 30,1997. The estimated loss on the disposal of the discontinued operations of $400,000 (net of income tax benefit of $260,000) represents the estimated loss on the disposal of the assets of the subsidiary, write off of the remaining intangible assets of $209,000, and a provision of $100,000 for expenses expected to be incurred subsequent to October 31, 1997.

Franchise equipment sales decreased $329,000 or 6% for the year ended April 30, 1998. The decrease in revenue is reflective of a net decrease of 4 franchises in the past fiscal year and an overall decrease in the purchasing volume of several franchises. The gross margin percentage realized on this revenue was 10% during the current fiscal year compared to 13.1% for the previous year. The Company for the last three years has recorded a charge to the cost of franchise equipment sales on a monthly basis to allow for obsolescence in its inventory. In the fourth quarter of the current fiscal year, the overall obsolescence of the inventory was reviewed and an additional charge of $195,000 was recorded. This additional charge accounts for the decrease in the gross margins on this revenue for the year ended April 30, 1998.

Revenue from direct equipment and service sales for the year ended April 30, 1998 decreased $111,000 or 1.4% from the previous year. The gross margin percentage realized on this revenue was 40.5% for the current fiscal year compared to 43.4% for the previous year. The decrease in margins resulted in a decrease of $224,000 in gross margins realized by the Company. The most significant contributing factor to the decreased margin is the increased cost of outside labor used to service the national account customers. The Company was not able in the current fiscal year to pass those increases on to its customers. Also contributing to the decrease in margin were several larger and more complex installations in the southwest that required additional time to complete. The margins realized on these installations were well below average margins for the operation. Management has started the process of re-pricing the services provided to national account customers in order to pass on some of the Company's increased costs. Management has also restructured the operations in the southwest and will concentrate on traditional sources of revenue where margins are more predictable.

Other revenue sources for the current fiscal year were $147,000 compared to $165,000 for the previous year. Initial franchise fees for the current year were $22,000 lower than in the previous year. Although the Company is seeking qualified companies to become new franchises, only one new franchise was added during the current fiscal year.

Selling expenses in fiscal year 1998 of $742,000 were 5.6% of gross revenue compared to selling expenses in fiscal year 1997 of $759,000 or 5.5% of gross revenues. The decrease in expense is directly related to the decrease in gross revenues.

General and administrative expenses for the year ended April 30, 1998 were $3,264,000 compared to $3,089,000 for the previous year or an increase of $175,000. Although management continues to assess these expenses and take action to reduce them when necessary and appropriate, there were some obligations incurred in the current year that were not comparable to prior years. The Company actively pursued the acquisition of a significant company in the interconnect industry. In connection with this attempted acquisition, the services of a new investment banker were secured along with significant outside legal advice. Costs for outside services and professional fees were $245,000 higher in the current fiscal year than in the previous year. A portion of the fees accrued for the services of the investment banker will be paid in fiscal year 1999 by the issuance of 25,000 shares of common stock. This obligation was valued at approximately $58,000. Partially offsetting the increase in the costs of outside services and professional fees was a decrease in the current year in salaries and employee benefits of $91,000 compared to the previous year. This reduction is primarily due to attrition and management choosing not to replace certain positions.

Interest expense and loan fees for the current year of $421,000 increased $84,000 from the previous year. Approximately $75,000 of the increase is related to costs incurred in securing financing for the acquisition that was not completed. These commitment fees were expensed at the time that it was determined that the acquisition would not close.

For the Year Ended April 30, 1997
---------------------------------

The Company reported net income of approximately $83,000 for the year ended April 30, 1997 as compared to a net loss of approximately $1,180,000 for the year ended April 30, 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended April 30, 1997 was a positive $463,000 compared to a negative EBITDA of $486,000 for the year ended April 30, 1996.
The change in the net income (loss) of $1,263,000 and the increase in EBITDA of $949,000 were largely due to increased revenues from the Company-owned outlets. The gross profit realized on this revenue was $3,396,000 in fiscal 1997 or $1,296,000 higher than fiscal 1996. The increased gross margin was partially offset by an increase of $137,000 in selling expenses, an increase of $120,000 in general and administrative expenses and an increase of $71,000 in interest expense. Additionally, for the year ended April 30, 1997 the Company recognized $385,000 of income tax credit related to its net operating loss carryforward.

Revenue from franchise equipment sales increased $124,000 or 2.3% during the year ended April 30, 1997. The gross margin percentage realized on this revenue was 13.1% during fiscal 1997 compared to 9.4% for the previous fiscal year. The increased revenue and increased gross margin percentage provided an increase of $214,000 in gross margin from this revenue for the year ended April 30, 1997 compared to the previous year. Contributing to the improved gross margin for fiscal 1997 was the TAIS discount of $103,000 related to their agreement and treatment of the Note as a non-interest bearing obligation from inception (December 22, 1995) through April 30, 1997.

Revenue from direct sales of equipment and services increased $3,096,000 during the year ended April 30, 1997. The gross margin percentage realized on this revenue was 44% for both fiscal year 1997 and 1996. The increased revenue for the year ended April 30, 1997 resulted in increased gross margin of $1,296,000.

Initial franchise fees of $35,000 for the year ended April 30, 1997 were lower than the previous year by $47,500.

Selling expenses in fiscal year 1997 of $759,000 were 5.5% of gross revenue compared to selling expenses in fiscal year 1996 of $623,000 or 5.8% of gross revenues. The increase in dollars of expense relates directly to the increases in gross revenues.

General and administrative expenses for fiscal year 1997 increased $120,000 or 4.0% from the prior fiscal year. This slight increase in expenses in this area occurred while gross revenues increased 28.1%.

Year 2000 Issue

The Company has determined that it may need to modify or replace portions of its software, so that its computer system will function properly with respect to dates in the year 2000 and beyond. Additionally, the Company is reviewing the year 2000 readiness of the software included in all of the products sold by the Company. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's system or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable, should those organizations fail to properly remediate their computer systems.


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

None.

                                    PART III

Item  9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
          --------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

The  directors  and  executive  officers  of  the  Company  are  as follows:

Name                  Position
----                  --------

Samuel D. Addoms      Director

James M. Corboy       Director

James M. Ciccarelli   Chief Executive Officer
                      and Chairman of the Board of Directors

Scott E. Harris       Executive Vice President, Secretary, Treasurer,
                      and Chief Financial Officer

Samuel D. Addoms  Age 58.  Mr. Addoms has been a director of the Company since
----------------
October 1992. From November 1993 to January 1995 he served as the Executive Vice President of Frontier Airlines, Inc. and has served as President from January 1995 to present. He has also served as a Director of Frontier Airlines, Inc. from November 1993 to present. From February 1996 to present, he has been an Independent General Partner and a Director of Boettcher Venture Capital Partners. From February to October 1993, he served as the President and Director of Brainwave Systems, Inc., a software company. From September 1992 to September 1993, he served as a financial consultant to various companies. Mr. Addoms received a B.A. degree from Wesleyan University.

Scott E. Harris  Age 44.  Mr. Harris has served as Chief Financial Officer of
---------------
the Company since August 15, 1995. From October 1992 to November 1994, he served as Chief Financial Officer of Mortgage Alliance Corporation. From April 1989 to October 1992, he served as Vice President of Finance for the AMC Cancer Research Center.

James M. Corboy  Age 57.  Mr. Corboy has served as President of Century Capital
---------------
Group, Inc., investment bankers, and its predecessor, SKB Corby, Inc. since 1995. From 1988 to 1995 he was the general partner of Corboy and Company, L.P. Mr. Corboy received a B.A degree from Alleghany College and a M.B.A. Degree from the University of Colorado.

James M. Ciccarelli  Age 46.  Mr. Ciccarelli has served  as Chief Executive
-------------------
Officer of the Company since July 1, 1998. He has served as President and CEO of IAC from its founding in 1997 and continues to serve in that capacity. He also serves as Chairman of the Board for Wireless Telcom, Inc. and has served in that capacity since 1993. From 1990 to 1993, Mr. Ciccarelli was the Vice President of Intelligent Electronics and the President and CEO of its Reseller Network Division from 1987 to 1989. From 1988 to 1990, he was President of Connecting Point of America.

Lionel Brown  Age 50.  In connection with the planned IAC merger Mr. Brown will
------------
become President of the Company. He has served as Secretary and Chief Operations Officer of IAC from its founding in 1997 and continues to serve in that capacity. From 1996 to 1997, he served as the Chief Information Officer of the Reseller Network Division and XL Source, two operating divisions of Intelligent Electronics, Inc. From 1993 to 1995, he served as the Vice President of Operations and Information Systems for Wireless Telcom, Inc. From 1989 to 1993, he held the position of Vice President of Operations and Information Systems for the Reseller Network Division of Intelligent Electronics, Inc.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. There are no family relationships between any director or executive officer of the Company.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations from reporting persons, to the Company's knowledge, no officer, director, or beneficial owner of more than ten percent of the Company's equity securities failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the 1934 Act during the most recent fiscal year.

ITEM  10.           EXECUTIVE  COMPENSATION
                    -----------------------

The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended April 30, 1998 and 1997.

                                                                Long-Term  Compensation
                                                              -----------------------------
                                      Annual Compensation            Awards         Payouts
                                  --------------------------  --------------------  -------
                                                     Other
                                                     Annual    Restricted                     All other
Name and                          Salary           Compensa-     Stock     Options/   LTIP    Compensa-
Principal Position (1)     Year     ($)    Bonus   tion (2)     Awards      SARs    Payouts    tion
========================  ======  =======  =====  ==========  ==========  ========  =======  =========

Richard D. Olson, CEO     1998    102,000  -0-     -0-         -0-         -0-       -0-      -0-
Richard D. Olson, CEO     1997     87,000  -0-     -0-         -0-         -0-       -0-      -0-

(1) The Company pays health insurance premiums for its executive officers, and provides its President with the use of a Company-owned automobile. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officer, which includes automobile expense of approximately $4,000. Mr. Olson resigned as CEO effective June 30, 1998. See Item 12.


                                                     Option Grants in Last Fiscal Year
                                               ---------------------------------------------
                                                     Number of           Percent of Total
                                               Securities Underlying       Options/SAR's
                                                   Options/SAR's       granted to employees       Exercise or       Expiration
Name                                                Granted (#)           in fiscal year      or base price ($/sh)     Date
=============================================  ======================  =====================  ====================  ==========
Richard D. Olson, CEO                               100,000                   39.2%                $1.30             8/12/2001

401(k) Plan
-----------

On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least twelve months of continuous service by August 1 of each plan year and who have attained the age of twenty-one. As amended, the Company may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contribution to the ESP in 1998 or 1997.

STOCK OPTION AND STOCK APPRECIATION PLANS
-----------------------------------------

In 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"), subject to shareholder approval, pursuant to which options to purchase up to 207,000 shares of Common Stock could be granted to employees of the Company. There are currently outstanding options to purchase 12,500 shares of Common Stock at $1.00 per share and options to purchase 10,000 shares of Common Stock at $1.125 per share, all of which were granted at the market value on the date of grant. The options have been granted subject to shareholder approval of the Plan and become exercisable over a three-year period and must be exercised within five years of the date of grant. The Company has no plans to grant any additional options under this plan.

In fiscal year 1998, the Company adopted the 1997 Stock Option Plan (the "97 Plan"), subject to shareholder approval, pursuant to which options to purchase up to 150,000 shares of common stock could be granted to employees of the Company. None of these options have been granted. Additionally, the Plan provided for the specific grant of 115,000 options to certain key employees, directors, and outside consultants. These options were granted at $1.30 per share, which was the market value on the date of grant. The options have been granted subject to shareholder approval of the 97 Plan, become exercisable upon such approval and will expire in August 2001.

COMPENSATION OF DIRECTORS
-------------------------

In 1993, the Company adopted a Non-discretionary Stock Option Plan for non-employee directors pursuant to which options to purchase up to 20,000 shares of the Company's Common Stock would be granted to directors of the Company who are not employees of the Company. Options to purchase 10,000 shares of the Company's Common Stock are currently outstanding and exercisable at prices ranging from $.88 to $5.13 per share. The Plan expired in November, 1997.

The exercise price for all outstanding options is the fair market value of the Common Stock on the respective dates of grant. Each director is entitled to receive options to purchase 1,000 shares of Common Stock on November 1 of each year. During the fiscal year ended April 30, 1998, both Samuel D. Addoms and Edwin B. Spievack (former Director) received options to purchase 1,000 shares of Common Stock. The options are exercisable for five years from the date of grant.

The Company does not pay directors for meetings attended. During the year ended April 30, 1998, the Company held four meetings of the Board of Directors and took action at other times by written consent. Each director attended 75 percent or more of the meetings held during the period he served as a director.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
           ---------------------------------------------------------------

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on August 4, 1998 and information as of August 4, 1998 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners
-------------------------


      Name  &  Address  of                                  Shares Beneficially
       Beneficial  Owner              Title of Class             Owned (1)           Percent
--------------------------------  -----------------------  ---------------------  --------------

Samuel D. Addoms (2)                Common Stock             36,000                  1.2%
1900 Fairfax Street
Denver, Colorado  80220

Richard  D.  Olson (3)              Common Stock             393,424                13.4%
10414 Strasburg Way
Parker, Colorado  80134

James M. Ciccarelli (4)
6025 S. Quebec St.
Englewood, Colorado 80111

Steven M. Bathgate                  Common Stock             248,100                 8.4%
5350 S. Roslyn, Suite 380
Englewood, Colorado  80111

James M. Corboy (3)                 Common Stock             60,000                  2.0%
6530 S. Yosemite St.
Englewood, Colorado 80111

Eugene C. McColley                  Common Stock             148,500                 5.1%
5350 S. Roslyn, Suite 380
Englewood, Colorado 80111

M.H. Meyerson and Co., Inc.         Common Stock             175,000                 5.9%
525 Washington Blvd.
Jersey City, New Jersey 07303

Officers and Directors as           Common Stock             536,924                18.3%
a Group (4 persons)(2)

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) The number of shares set forth opposite the name of Samuel D. Addoms include options to purchase 34,000 shares. The number of shares set forth opposite the name of James M. Corboy include options to purchase 10,000 shares. The number of shares set forth opposite the officers and directors as a group include the aforementioned options to Messrs. Addoms and Corboy.

(3) The shares set forth opposite the name of Richard D. Olson, include 135,084 shares pledged to TAIS as security for a note payable by Mr. Olson to TAIS. Mr. Olson has provided a proxy to Mr. Corboy to vote his shares in shareholders meetings in the next two years.

(4) Mr. Ciccarelli does not currently own any shares. In connection with the planned merger with IAC, he will become the owner of preferred stock which will convert into 1,000,000 shares of common stock of the Company upon shareholder approval of an increase in authorized shares of common stock.

(5) The shares set forth opposite the names of Steven M. Bathgate, Eugene C. McColley and M.H. Meyerson and Co., Inc. include warrants to purchase 65,000; 55,000; and 175,000 shares, respectively.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
           --------------------------------------------------

As discussed in Item 6, the Company negotiated with TAIS, effective December 22, 1995, to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable. The note has been guaranteed personally by the former president of the Company, Richard D. Olson. The Company has indemnified the former president relative to this guarantee. The remaining principal balance of the note on April 30, 1998 was $731,816.

Effective June 30, 1998, Richard D. Olson resigned as President and Chief Executive Officer and Director of the Company. The Company has retained the services of Olson as a consultant for a period of six months during which time Olson will be compensated at his previous salary level. At the end of the consulting period, Olson will receive $127,100 and Olson will repay a $25,000 loan from the Company. Also, as part of the agreement with Olson, the Company has agreed to indemnify him for personal guarantees he made of the Company's obligation to TAIS.

Effective July 1, 1998, Jim Ciccarelli, CEO of IAC, became the CEO of the Company. Lionel Brown, Chief Operations Officer of IAC, will become President of the Company upon completion of the merger with IAC. The Company expects to enter into three year employment agreements with Messers. Ciccarelli and Brown providing for annual salaries of $160,000 and $120,000, respectively.

In May 1997, the Company entered into an agreement with M. H. Meyerson & Co., Inc. ("Meyerson") for Meyerson to provide the Company with investment banking services for a five year period. The Company has granted Meyerson warrants to purchase up to 175,000 shares of Common Stock at $1.20 per share, which vested over a one year period. No warrants may be exercised until the Company's shareholders approve an increase in the Company's authorized Common Stock to a minimum of 3,000,000 shares. The Company has agreed to include the Common Stock underlying the warrants in any registration statement that may be filed by the Company during the term of the warrants.

In September 1997, the Company entered into an agreement with Century Capital Group, Inc. ("Century Capital") for Century Capital to provide the Company with financial advisory and investment banking services. James M. Corboy, a director of the Company, is President of Century Capital. The Company agreed to pay Century Capital $1,000 per month and additional compensation if certain acquisitions were completed. In June 1998, the Company entered into a new agreement with Century Capital which superseded the September 1997 agreement. Century Capital has agreed to provide financial advisory services to the Company, including due diligence and a fairness opinion in connection with the Company's proposed merger with IAC. The Company has agreed to pay Century Capital a minimum of $5,000 per month, as well as a fee of $25,000 for the fairness opinion. The term of the June 1998 agreement is 12 months, but may be earlier terminated by the Company or Century Capital on 30 days notice.

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

       (d) Articles of Amendment to the Articles of Incorporation dated August 4, 1998.

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

       (e) Non-Compete Agreement and Employment Agreement dated as of April 29, 1994 with Roland Heath, filed as Exhibit 10.12 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference. Non-Compete Agreements and Employment Agreements dated as of July 15, 1994 with David Lepsig and Diane Lepsig, filed as Exhibit 10.13 to the Report on Form 10-KSB for the year ended April 30, 1994 is incorporated herein by this reference.

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

       (i) Non-Compete Agreement and Employment Agreement dated as of August 1, 1995 with Bennie R. Hester, filed as Exhibit 2(c) to the Report on Form 10-KSB for the year ended April 30, 1996 is incorporated herein by this reference.

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

        (k) Telecommunications Master Dealer Agreement between Registrant and Toshiba America Information Systems, Inc., dated April 1, 1998.

        (l)  Amended and Restated 1997 Stock Option Plan.

        (m)  Consulting and Severance Agreement dated July 24, 1998 with Richard
             D. Olson, including Warrant and Proxy.

        (n) Agreement between Registrant and M.H. Meyerson and Co., Inc., dated May 20, 1997.

        (o) Agreement between Registrant and Century Capital Group, Inc., dated June 23, 1998.

(b)  Reports on Form 8-K
     -------------------
             None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 7, 1998

                              COMMUNICATIONS  WORLD
                               INTERNATIONAL, INC.
                              (a Colorado Corporation)


                              By:  /s/  James M. Ciccarelli
                                  -------------------------
                                  James M. Ciccarelli,  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  August 7, 1998        By:  /s/  James M. Ciccarelli
                                  ------------------------------------------
                                  James M. Ciccarelli, Chief Executive
                                  Officer and Director


Dated:  August 7, 1998        By:  /s/  Scott E. Harris
                                  ------------------------------------------
                                  Scott E. Harris, Executive Vice President
                                  Secretary, Treasurer and Chief Financial
                                  Officer



Dated:  August 7, 1998        By:  /s/  Samuel D. Addoms
                                  ------------------------------------------
                                  Samuel D. Addoms, Director


Dated:  August 7, 1998        By:  /s/  James M. Corboy
                                  ------------------------------------------
                                  James M. Corboy, Director

[LETTERHEAD OF LEVINE, HUGHES & MITHUEN, INC.]

                         Independent Auditors' Report
                         ----------------------------


THE BOARD OF DIRECTORS AND STOCKHOLDERS
COMMUNICATIONS WORLD INTERNATIONAL, INC.:


We have audited the accompanying consolidated balance sheet of Communications World International, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications World International, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        LEVINE, HUGHES & MITHUEN, INC.



Denver, Colorado
July 24, 1998

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1998 AND 1997
===============================================================================

                                                                   1998           1997
                                                                ----------     ----------
Assets
------
Current assets:
 Cash                                                           $   13,594     $   80,560
 Trade accounts and current portion of notes receivable, less allowance for doubtful accounts of $363,735 in 1998 and
  $218,093 in 1997                                               1,711,959      2,620,735
 Inventory                                                         624,610        947,551
 Prepaid expenses                                                   16,678         72,637
 Deferred tax asset                                                100,240        100,240
                                                                ----------     ----------

       TOTAL CURRENT ASSETS                                      2,467,081      3,821,723

Property and equipment, net                                        246,805        391,747
Deposits and other assets                                           49,818         39,474
Notes receivable                                                    81,017         71,442
Intangible assets, net                                             864,425      1,299,557
Deferred tax asset                                                 944,760        284,760
                                                                ----------     ----------

                                                                $4,653,906     $5,908,703
                                                                ==========     ==========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
APRIL 30, 1998 AND 1997
===============================================================================

                                                                         1998            1997
                                                                     -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Trade accounts payable                                              $ 1,809,766     $ 2,139,165
 Revolving line of credit                                              1,120,022       1,001,891
 Current portion of notes payable, including amounts due to
  related parties of  $69,537 in 1998 and $63,574  in 1997               387,541         372,839
  Accrued expenses, deposits and other liabilities                       699,921         270,252
  Current portion of capital lease obligations                            13,200          25,419
                                                                     -----------     -----------
       Total current liabilities                                       4,030,450       3,809,566

LONG-TERM LIABILITIES:
  Capital lease obligations                                               10,218          29,598
  Notes payable, including amounts due to related parties
   of $37,177 in 1998 and $106,705 in 1997                               415,013         900,402
                                                                     -----------     -----------
                                                                       4,455,681       4,739,566
                                                                     -----------     -----------

Commitments and contingencies (NOTE 9)
STOCKHOLDERS' EQUITY (Notes 10, 11 and 12):
 Convertible preferred stock, $1.00 par value, 3,000,000
  shares authorized:
  Series B (cumulative)  80,088 shares issued and
   outstanding in 1998 and 1997 (Liquidation preference $105,716)         80,088          80,088
  Series C (cumulative)  436,679 shares issued and
   outstanding in 1998 and 426,679 in 1997 (Liquidation preference
   $552,219)                                                             436,679         426,679
  Series F (cumulative) - 357,818 shares issued and
   outstanding in 1998 and 1997 (Liquidation preference $402,162)        357,818         357,818
  Series G (cumulative) - 83,500 shares issued and
     outstanding in 1998 and 1997 (Liquidation preference $94,060)        83,500          83,500
 Common stock, no par value, 2,000,000 shares authorized;
  issued and outstanding 1,668,071 shares in 1998 and                  4,290,012       4,224,512
  1,620,571 shares in 1997
 Additional paid-in capital                                              492,009         447,009
 Accumulated deficit                                                  (5,541,881)     (4,450,469)
                                                                     -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY                                        198,225       1,169,137
                                                                     -----------     -----------
                                                                     $ 4,653,906     $ 5,908,703
                                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1998 AND 1997
===============================================================================

                                                               1998           1997
                                                           -----------     -----------
REVENUE:
 Franchise equipment sales                                 $ 5,159,968     $ 5,489,240
 Direct equipment and service sales                          7,707,784       7,819,398
 Royalty fees                                                  222,987         213,960
 Initial franchise fees                                         12,500          35,000
 Leasing fees                                                   60,277          62,205
 Interest and other income                                      74,245          67,593
                                                           -----------     -----------
                                                            13,237,761      13,687,396
                                                           -----------     -----------
Costs and expenses:
 Cost of franchise equipment sales                           4,645,942       4,767,837
 Cost of direct equipment and service sales                  4,588,660       4,422,899
 Selling                                                       742,050         758,981
 General and administrative                                  3,264,385       3,089,275
 Interest expense and loan fees, including related party
   interest of $11,875 in 1998 and $20,813 in 1997             421,345         337,556
 Amortization of intangible assets                             200,273         229,424
 Provision for bad debts                                       299,000         212,000
                                                           -----------     -----------
                                                            14,161,655      13,817,972
                                                           -----------     -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                      (923,894)       (130,576)

Income tax benefit                                             400,000         385,000
                                                           -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      (523,894)        254,424

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
 Loss from operations of Comm World of Seattle                (167,518)       (171,604)
 Loss on disposal of Comm World of Seattle, net of
 income tax benefit of $260,000                               (400,000)
                                                           -----------     -----------
LOSS FROM DISCONTINUED OPERATIONS                             (567,518)       (171,604)
                                                           -----------     -----------

Net income (loss)                                          $(1,091,412)    $    82,820
                                                           ===========     ===========


EARNING (LOSS) PER SHARE:
 Basic:
   Income (loss) from continuing operations                $      (.37)    $       .11
                                                           ===========     ===========
   Net income (loss)                                       $      (.72)    $       .01
                                                           ===========     ===========
 Diluted:
   Income (loss) from continuing operations                $      (.37)    $       .10
                                                           ===========     ===========
   Net Income (loss)                                       $      (.72)    $       .01
                                                           ===========     ===========

WEIGHED  AVERAGE NUMBER OF OUTSTANDING COMMON SHARES
 Basic:                                                      1,622,824       1,589,459
                                                           -----------     -----------
 Diluted:                                                    1,960,464       1,776,592
                                                           -----------     -----------

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1998 AND 1997
===============================================================================

                                    (Note 10)
                                 Preferred Stock
                                Series B, C, F & G       Common Stock
                                ------------------------------------------     Additional      Accumulated   Shareholders'
                                Shares    Amount     Shares      Amount     Paid-in Capital      Deficit         Equity
                                -------  ---------  ---------  -----------  ----------------  -------------  --------------
BALANCES, APRIL 30, 1996        506,767   $506,767  1,546,349   $4,141,012         $452,884    $(4,533,289)    $   567,374

ISSUANCES OF PREFERRED STOCK    271,500    271,500          -            -           (5,875)             -         265,625

ISSUANCES OF COMMON STOCK             -          -     74,222       83,500                -              -          83,500

CONVERSION OF DEBT TO
     PREFERRED STOCK            169,818    169,818          -            -                -              -         169,818

NET INCOME                            -          -          -            -                -         82,820          82,820
                                -------   --------  ---------   ----------         --------    -----------     -----------

BALANCES, APRIL 30, 1997        948,085   $948,085  1,620,571   $4,224,512         $447,009    $(4,450,469)    $ 1,169,137

ISSUANCES OF PREFERRED STOCK     10,000     10,000          -            -                -              -          10,000

ISSUANCES OF COMMON STOCK             -          -     47,500       65,500                -              -          65,500

ISSUANCE OF OPTIONS AND
     WARRANTS TO CONSULTANTS          -          -          -            -           45,000              -          45,000

NET LOSS                              -          -          -            -                -     (1,091,412)     (1,091,412)
                                -------   --------  ---------   ----------         --------    -----------     -----------

BALANCES, APRIL 30, 1998        958,085   $958,085  1,668,071   $4,290,012         $492,009    $(5,541,881)    $   198,225
                                =======   ========  =========   ==========         ========    ===========     ===========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1998 AND 1997
===============================================================================

                                                                        1998                1997
                                                                    -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $(1,091,412)         $  82,820
 Adjustments to reconcile to net cash provided by
   (used in) operating activities, net of effect of
    acquisitions:
     Depreciation and amortization                                      396,372            420,496
     Provision for bad debts on accounts and notes
       Receivable                                                       299,000            224,593
     Provision for inventory obsolescence                               233,000             39,600
     Stock options and warrant compensation                              55,000
     Intangible write off-discontinued operations                       209,055                  -
     Changes in operating assets and liabilities:
       Trade accounts and notes receivable                              615,505           (945,801)
       Inventories                                                       89,941           (162,450)
       Prepaid expenses                                                  55,959            (39,568)
       Deferred taxes                                                  (660,000)          (385,000)
       Deposits and other assets                                        (10,344)           (11,785)
       Trade accounts payable                                          (368,819)           898,846
       Accrued expenses, deposits and other liabilities                 429,669             (8,242)
                                                                    -----------          ---------

           Net cash provided by operating activities                    252,926            113,509
                                                                    -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                   (40,657)           (21,254)
                                                                    -----------          ---------
           Net cash used in investing activities                        (40,657)           (21,254)
                                                                    -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line-of-credit agreement                          157,551            312,831
 Payments of notes payable                                             (470,687)          (430,080)
 Principal payments on capital lease obligations                        (31,599)           (37,319)
 Issuance of preferred stock, net of offering costs                           -             39,125
 Issuance of common stock                                                65,000                  -
                                                                    -----------          ---------

           Net cash used in financing activities                       (279,235)          (115,443)
                                                                    -----------          ---------

           Net decrease in cash                                         (66,966)           (23,188)

CASH AT BEGINNING OF THE YEAR                                            80,560            103,748
                                                                    -----------          ---------

CASH AT END OF THE YEAR                                             $    13,594          $  80,560
                                                                    ===========          =========

See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1998 AND 1997
===============================================================================

                                                        1998             1997
                                                      --------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                        $351,843         $248,755

NON-CASH INVESTING ACTIVITIES:
 Business acquisitions financed by:
   Issuance of common stock                                  -           83,500
   Issuance of preferred stock                               -          226,500

NON-CASH FINANCING ACTIVITIES:
   Issuance of preferred stock as
     bonus compensation                                 10,000                -
   Issuance of stock options to outside
     consultants                                        45,000                -

CONVERSION OF:
 Notes payable to preferred stock                            -          169,818
 Inventory to rental property                                -           23,783


See accompanying notes to consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

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

    ORGANIZATION AND NATURE OF OPERATIONS

    CommWorld was incorporated under Colorado law in 1983 and has its principal executive offices at 6025 South Quebec Street, Suite 300, Englewood, Colorado 80111. CommWorld is engaged in the distribution of franchise licenses within the telephone interconnect industry. The Company derives income primarily from the sale of equipment and services to franchisees, multi-location customers (national accounts), and through its Company-owned outlets, leasing fees and initial franchise fees.

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

    Franchise Equipment Sales
    -------------------------

    Revenue from franchise equipment sales is generally recognized when products are shipped. The franchisee is entitled to purchase equipment from or through the Company on a "cost mark-up royalty" basis, i.e. based on the cost to the Company of the equipment and products purchased plus a mark-up to the franchisee. The amount of the cost mark-up royalty varies by manufacturer and by the volume of purchases of the individual franchise.

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

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

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

    INVENTORY

    Inventory is valued at the lower of cost (first-in, first-out method) or estimated market value and includes used and replacement stock items.

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

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


(1) Summary of Significant Accounting Policies (continued)

    The Company amortizes its investment in franchises reacquired to the extent of the annual pre-tax operating income (if any) of the reacquired franchise and may recognize additional amortization to reduce the investment to its net realizable value as estimated by Company management.

    Reacquired franchises also include the cost of master franchise territories reacquired. Reacquired master franchise territories are amortized when individual franchises in the related territories are sold. The maximum amortization period for reacquired franchises is five years from the date of reacquisition. There were no franchises reacquired in fiscal years 1998 or 1997.

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

    RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (net revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in its fiscal year 1999.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and report revenues. The Company has not yet evaluated the effects of this change on its reporting of segment information. If necessary, Company will adopt SFAS No. 131 in its fiscal year 1999.

    RECLASSIFICATIONS

    Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the presentation used in the 1998 consolidated financial statements.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

(2) BUSINESS ACQUISITIONS

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

    The operations of CWT for the periods prior to acquisition would not have had a material effect on net sales or net income (loss) of the consolidated operations on a pro forma basis.

(3) REVOLVING LINE OF CREDIT

    The Company entered into a revolving line of credit agreement in January 1995 with a finance company. The revolving line of credit permits the Company to borrow up to $2,000,000 subject to certain collateral limitations. Interest at the rate of prime plus 5% per annum is due monthly. The revolving line of credit is collateralized by substantially all of the assets of the Company. At April 30, 1998 and 1997 the Company had outstanding borrowings on the line of credit of $1,120,022 and $1,001,891, respectively.

(4) NOTES RECEIVABLE

    Occasionally, amounts due on open account from various franchisees were converted to promissory notes bearing interest at rates ranging from 8.5% to 12% per annum, payable in installment periods ranging from 12 to 36 months, and secured by the franchisee's business assets. In prior years, the Company sold various Company-owned outlets (see Note 7) with a portion of the sales financed with promissory notes.

    The Company also may finance payments of initial franchise fees with promissory notes for up to four months. Notes receivable consist of the following at April 30:

                                              1998             1997
                                            --------         --------

        Equipment sales                     $ 81,975         $ 52,190
        Company-owned outlet sales            97,987          108,987
        Franchise fees                         9,375           12,667
        Former President of the Company       25,000           25,000
                                            --------         --------
                                             214,337          198,844

         Less current portion                133,320          127,402
                                            --------         --------

          Non-current portion               $ 81,107         $ 71,442
                                            ========         ========

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

(5) Property and Equipment

    Property and equipment consists of the following at April 30:

                                            Estimated
                                           useful life      1998         1997
                                           -----------   ----------   ----------

    Furniture, fixtures and equipment          3-5       $  957,371   $  928,648
    Rental property                             5            33,830       33,830
    Vehicles                                    5           115,087      103,393
    Leasehold improvements and other            5               967        5,039
                                                         ----------   ----------
                                                          1,107,255    1,070,910
     Less accumulated depreciation and
       amortization                                         860,450      679,163
                                                         ----------   ----------

     Property and equipment, net                         $  246,805   $  391,747
                                                         ==========   ==========

(6) NOTES PAYABLE

    Notes payable consist of the following at April 30:

                                                                 1998        1997
                                                               --------   ----------
    Installment note payable to Toshiba America Information
     Systems, Inc. (TAIS), net of discount                     $675,275   $1,086,986
    Notes payable to sellers of acquired companies
    (see Note 11 )                                              106,705      170,279
    Other notes payable                                          20,574       15,976
                                                               --------   ----------
                                                                802,554    1,273,241

       Less current portion                                     387,541      372,839
                                                               --------   ----------

       Non-current portion                                     $415,013   $  900,402
                                                               ========   ==========

    Effective December 22, 1995, the Company entered into an agreement with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of accounts and note payable to a long-term obligation (the "Note") and to increase the current credit facility by $400,000. Under the terms of the Note, the Company is required to make 60 equal installments of $29,598, including interest at 6% per annum, commencing in February 1996. Additionally, the Company is required to make principal prepayments of at least $10,000 per month if the monthly net operating cash flow of the Company, defined as pre-tax income plus depreciation and amortization, exceeds $75,000 for three consecutive months. Thereafter, 60% of each additional $5,000 of monthly net operating cash flow in excess of $75,000 must be paid. The Company is also required to use a portion of the net proceeds from the offering of its stock or debt securities to make a principal prepayment. The prepayment will be equal to a percentage of the net proceeds in excess of $350,000 as follows: 40% of net proceeds between $350,000 and $1 million, 50% of net proceeds between $1 million and $2 million, 60% of net proceeds between $2 million and $3 million and 100% of net proceeds in excess of $3 million, but not to exceed the remaining principal balance of the Note ($731,816 as of April 30, 1998). The Note contains the personal guarantee of the Company's former president. The Company has indemnified the former president relative to this guarantee.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


    Effective April 30, 1997 TAIS agreed to treat the Note as a non-interest-bearing obligation from inception through April 30, 1997, resulting in a discount of the note balance of approximately $103,000. The discount has been treated as a reduction of cost of franchise equipment sales for the year ended April 30, 1997. During the year ended April 30, 1998, TAIS agreed to treat the note as a non-interest bearing obligation provided monthly payments are continued in a timely manner. A discount of $127,958 was recorded on the Note and treated as a reduction of cost of franchise equipment sales for the year ended April 30, 1998. Imputed interest in the amount of $68,796 and $96,471 was recognized on the Note during the years ended April 30, 1998 and 1997.

    The fair value of the note payable to TAIS is estimated based on the amount of future cash flows discounted using the Company's current borrowing rate for loans of comparable maturity. At April 30, 1998 and 1997, the estimated fair value of the TAIS note was approximately $599,000 and $790,000, respectively.

    The scheduled maturities of notes payable, by fiscal year, are, $387,541 in 1999, $382,423 in 2000 and $32,590 in 2001.

(7) FRANCHISED AND COMPANY-OWNED OUTLETS

    The following table provides data on franchised outlets and Company-owned outlets:

                                    Franchised     Company-owned
                                     outlets          outlets
                                    ----------     -------------

        Total at April 30, 1996         65               4
        -----------------------
          Sold                           3               -
          Terminated                   (10)              -
          Acquired franchises           (1)              1
                                       ---              --

        Total at April 30, 1997         57               5
        -----------------------
          Sold                           1               -
          Terminated                    (5)             (1)
          Acquired franchises            -               -
                                       ---              --

        Total at April 30, 1998         53               4
        -----------------------        ===              ==


(8) Intangible Assets

    Intangible assets consist of the following at April 30:

                                       Amortization
                                          period         1998         1997
                                       ------------   ----------   ----------

    Goodwill                             10 years     $1,259,608   $1,496,395
    Franchises reacquired                 5 years        315,567      315,567
    Non-compete agreements              2-5 years        172,500      184,500
                                                      ----------   ----------
                                                       1,747,675    1,996,462

     Less accumulated amortization                       883,250      696,905
                                                      ----------   ----------

       Intangible assets, net                         $  864,425   $1,299,557
                                                      ==========   ==========

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

(9) Commitments

    OPERATING LEASES

    The Company leases office space and related facilities, equipment and vehicles under noncancelable operating leases. Future minimum lease payments for such operating leases are as follows:

        Year ended April 30:
            1999                       $  434,281
            2000                          362,672
            2001                          305,784
            2002                          254,784
            2003 and thereafter           248,846
                                       ----------

                                       $1,606,367
                                       ==========

    Aggregate rental expense under operating leases was $343,655 and $359,243 for the years ended April 30, 1998 and 1997, respectively.

    CAPITAL  LEASES

    The Company leases computer equipment and vehicles under capital leases. At April 30, 1998, scheduled future minimum payments under capital leases with initial or remaining terms of one year or more are as follows:

        Year ended April 30:

            1999                                 $13,926
            2000                                  13,925
                                                 -------

               Total minimum lease payments       27,851
               Less executory costs                  600
                                                 -------

               Net minimum lease payments         27,251
               Less interest                       3,833
                                                 -------

               Present value of net minimum
                 lease payments                   23,418

               Less current portion               13,200
                                                 -------

               Non-current portion               $10,218
                                                 =======

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

(9)  Commitments (continued)

     The following is a summary of property and equipment under capital leases at April 30:

                                          1998              1997
                                       ---------          --------

        Computer equipment             $  80,692          $ 80,692
        Vehicles                          78,935            78,935
                                       ---------          --------
                                         159,627           159,627
        Accumulated amortization        (119,796)          (87,871)
                                       ---------          --------
                                       $  39,831          $ 71,756
                                       =========          ========

     Amortization of assets held under capital leases is included in depreciation expense.

     EMPLOYMENT AGREEMENTS

     The Company has entered into Employment Agreements (the "Agreements") with several individuals in connection with various business acquisitions originating during fiscal years 1994 to 1997. Generally, the terms of these Agreements provide for a three year term of employment and a fixed minimum amount of annual compensation and bonus-performance incentives. Total compensation paid under these Agreements during fiscal years ended April 30 1998 and 1997 was $193,345 and $459,390, respectively.

     The future minimum payments required under these Agreements at April 30, 1998 are as follows:

        Year Ended April 30:

            1999                       $ 96,000
            2000                         33,000
                                       --------

                                       $129,000
                                       ========

(10) SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

     Series A Preferred Stock

     In October 1992, the Company authorized the establishment and designation of 1,000,000 shares of Series A Preferred Stock. There were no Series A Preferred Stock shares issued and outstanding at April 30, 1998 and 1997.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

(10) Shareholders' Equity and Related Party Transactions (continued)

     SERIES B PREFERRED STOCK

     In connection with the Company's acquisition of Master Franchise, Inc. and Communications World of Phoenix South, Inc. in April 1994, the Company authorized 100,000 shares of Series B Preferred Stock and issued 80,088 shares to the sole shareholder of the acquirees. Shares of the Series B Preferred Stock were convertible into common stock at the election of the holders. The conversion rights were not exercised and expired April 30, 1997. Dividends on the Series B Preferred Stock are paid, when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series B Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series B Preferred Stock. At April 30, 1998 there were $25,628 in accumulated dividends.

     Series C Preferred Stock

     The Company authorized 440,000 shares of Series C Preferred Stock and issued 140,060 shares to the shareholders of CommWorld of Seattle North, Inc., and issued 181,484 shares to the shareholders of Digital Telecom Incorporated, and issued 40,000 shares to the shareholders of Communications World of Columbia, Inc., and issued 65,135 shares to the sole shareholder of Alpha Communications & Technology, Inc. and issued 10,000 shares to employees as incentive compensation. Shares of the Series C Preferred Stock were convertible into common stock at the election of the holders. Effective July 16, 1997 the conversion rights expired. Dividends on the Series C Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series C Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series C Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series C Preferred Stock. At April 30, 1998, there were $115,541 in accumulated dividends.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

(10) Shareholders' Equity and Related Party Transactions (continued)

     SERIES F PREFERRED STOCK

     The Company authorized 1,100,000 shares of Series F Preferred Stock. Shares of the Series F Preferred Stock are convertible into Common Stock at the election of the holders at a conversion price equal to 50% of the current market price determined by the 30 day average price prior to conversion. The shares of Series F Preferred Stock will automatically be converted into fully-paid and non-assessable shares of Common Stock upon the effective date of a registration statement covering the Common Stock. Dividends on the Series F Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series F Preferred Stock has a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. At April 30, 1998, there were $44,344 in accumulated dividends.

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

     SERIES G PREFERRED STOCK

     The Company authorized and issued 83,500 shares of Series G Preferred Stock to an individual in connection with the acquisition of the assets of CommWorld of Tucson (see Note 2). Shares of the Series G Preferred Stock are convertible into common stock at the election of the holders at a conversion price of $1.625. Dividends on the Series G Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series G Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series G Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series G Preferred Stock. At April 30, 1998 there were $10,560 in accumulated dividends.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

     The following schedule summarizes the preferred stock activity for Series B, C, F and G for fiscal years ended April 30, 1998 and 1997:

                                      SERIES B         SERIES C           SERIES F           SERIES G     TOTAL PREFERRED STOCK
                                  --------------------------------------------------------------------------------------------------
                                  Shares  Amount   Shares    Amount   Shares    Amount   Shares  Amount   Shares          Amount
                                  ------  -------  -------  --------  -------  --------  ------  -------  -------        --------
     Balances, April 30, 1996     80,088  $80,088  426,679  $426,679        -  $      -       -  $     -  506,767        $506,767
     Issuances of preferred
       Stock                           -        -        -         -  188,000   188,000  83,500   83,500  271,500         271,500
     Conversions of debt to
       Preferred stock                 -        -        -         -  169,818   169,818       -        -  169,818         169,818
                                  ------
     Balances, April 30, 1997     80,088  $80,088  426,679  $426,679  357,818  $357,818  83,500  $83,500  948,085        $948,085
     Issuance of preferred
       Stock                           -        -   10,000    10,000        -         -       -        -   10,000          10,000
     Balance, April 30, 1998      80,088  $80,088  436,679   436,679  357,818  $357,818  83,500  $83,500  958,085        $958,085
                                  ======  =======  =======  ========  =======  ========  ======  =======  =======        ========

     COMMON STOCK PURCHASE WARRANTS
     ------------------------------

     During the year ending April 30, 1993, the Company received $2,185,000 in gross proceeds from the sale of 874,000 units, with each unit consisting of two shares of common stock of the Company and one redeemable Common Stock Purchase Warrant ("Warrant"). Ten Warrants entitled the holder thereof to purchase, at any time for a period of three years from the date of the Prospectus, one share of common stock, at a price of $9.38. The Company sold to the underwriter, for $100, a warrant to purchase up to 80,000 units at a price of $3.00 per unit. These warrants were not exercised and expired June 30, 1997. During the year ended April 30, 1997, the Company issued warrants to purchase 5,850 shares of Common Stock at a price of $1.00 per share. These warrants were not exercised and expired December 31, 1997.

     On May 20, 1997, the Company entered into an investment banking agreement (the Agreement) with M.H. Meyerson & Co., Inc. (Meyerson). Under the terms of the Agreement, Meyerson provides investment banking services for the Company, on a best efforts basis, including assistance with mergers and acquisitions, internal capital structuring and the placement of new debt and equity issues for a period of up to five years commencing from the date of the Agreement. In consideration of the services to be performed, the Company granted Meyerson warrants to purchase 175,000 shares of common stock at a price of $1.20 per share. Subject to vesting and approval of the Company's shareholders of an increase in the number of authorized shares, the warrants may be exercised at any time from May 20, 1997 to and including May 20, 2002. These warrants vest and become irrevocable as follows: 75,000 warrants on May 29, 1997, 50,000 warrants on November 17, 1997, and 50,000 warrants on May 19, 1998. The warrants carry piggyback registration rights. The warrants have been valued at $.30 each and a charge of $37,000 was recorded in the current year with an offsetting increase to additional paid-in capital.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


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

(12)  BENEFIT PLANS

      STOCK OPTIONS

      During 1998, the Company, with the approval of its board of directors, adopted the 1997 Stock Option Plan (the "1997 Plan") which is subject to shareholder approval. The 1997 Plan provides for the reservation of 150,000 shares of the Company's common stock. Pursuant to the terms of the 1997 Plan, options may be granted to employees of the Company and consultants to the Company. In addition to the shares reserved under the Plan for future issuance, there was a specific grant of 255,000 options to certain employees, directors and consultants. These options were issued with a purchase price of $1.30 per share and expire 4 years from the date of grant.

      During 1994, the Company, with the approval of its board of directors, adopted the 1994 Stock Option Plan (the "Plan") which is subject to shareholder approval. The Plan provides for the reservation of 207,000 shares of the Company's common stock. Pursuant to the terms of the Plan, options may be granted to persons who are employees of the Company and any subsidiary thereof. Generally, the options are non-transferable and cannot be exercised for a period of six (6) months from the date granted. Furthermore, options are granted at fair market value on the date of grant and expire up to ten years from that date. At April 30, 1998 the Company had 72,500 options granted pursuant to the Plan to purchase common stock at prices ranging from $1.00 to $2.75 per share with expirations occurring between August 3, 1998 and October 1, 1999. The company has no plans to grant any additional options under the plan. During fiscal years 1998 and 1997, no stock options were exercised.

      Additionally, in accordance with a stock option plan adopted in February 1993, the Company's board of directors authorized the issuance of options to purchase up to 20,000 common shares to non-employee directors of the Company. Options are granted at the market value on the date of grant. The options granted become exercisable over a three-year period and must be exercised within five years from the date of grant. At April 30, 1998, the Company had 10,000 options granted to purchase common stock at prices ranging from $.88 to $5.13 per share, with expirations occurring between November 1, 1998 and November 1, 2002. The company has no plans to grant any options under the plan. During fiscal years 1998 and 1997, no stock options were exercised. This plan expired in the current fiscal year.

      Furthermore, the board of directors has granted options to certain individuals that were not issued pursuant to any plan. At April 30, 1998, the company had 132,500 options outstanding to purchase common stock at prices ranging from $1.00 to $3.25 per share, with expirations occurring between August 3, 1998 and September 20, 1999. During fiscal year 1998 and 1997, no stock options were exercised.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


    The following is a summary of the status of options granted:

                                          Number            Aggregate        Weighted Average
                                        of Shares        Exercise Price       Exercise Price
                                    -----------------  -----------------  --------------------

Balances, April 30, 1996                 211,083           $ 543,904              $2.58
Options granted                           62,000              63,000               1.02
Options canceled                         (56,500)           (135,938)              2.41
                                       ---------          ----------          ---------
Balances, April 30, 1997                 216,583             470,966               2.17
Options granted                          257,000             335,500               1.30
Options canceled                          (3,583)            (20,590)              5.75
                                       ---------          ----------         ----------
Balances, April 30, 1998                 470,000           $ 785,876              $1.67
                                       =========          ==========         ==========

    The weighted average fair value of options granted during fiscal years 1998 and 1997 was $1.30 and $1.02 per share, respectively.

(12)    BENEFIT PLANS (CONTINUED)

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation cost for these option plans been determined based on the fair value at the grant date for options granted in 1998 and 1997, consistent with the provisions of SFAS 123, the Company's net income
        (loss) and net income (loss) per share applicable to common stock for 1998 and 1997 would have been the pro forma amounts indicated below:

                                                                        1998                   1997
                                                                        ----                   ----
                Net income (loss) applicable to
                  common stock - as reported                        $(1,168,059)             $22,680
                Net income (loss) applicable to
                  common stock - pro forma                           (1,264,879)              17,040
                Income (loss) per common share
                  as reported                                              (.72)                 .01
                Income (loss) per common share
                  pro forma                                         $      (.78)             $   .01

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 Risk-fee interest                      5.0% - 6.0%
                                 Expected life                          3 years
                                 Expected volatility                    30%
                                 Expected dividend                      $0

The following table summarizes the stock options outstanding at April 30, 1998:

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
============================================================================================================

                                 Options Outstanding                        Options Exercisable
                                 -------------------                        -------------------
Range of                        Number         Weighted Average           Number           Weighted Average
Exercise Prices              Outstanding        Exercise Price          Exercisable         Exercise Price
---------------              -----------        --------------          -----------         --------------
$  0.88 - 2.00                 348,000                  $1.25                6,000                 $1.38
   2.25 - 2.75                  70,000                   2.57                    -                     -
   3.13 - 3.25                  50,000                   3.19                    -                     -
   5.13 - 5.13                   2,000                   5.13                2,000                  5.13
                               -------                                       -----

$  0.88 - 5.13                 470,000                  $1.67                8,000                 $2.31
                               =======                                       =====

401(K) PLAN

      On August 1, 1985, the Company established an Employees' Savings Plan
      (ESP) for all full-time employees who have at least twelve months of continuous service and who have attained the age of twenty-one. The Company may make matching contributions of up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contributions to the ESP in fiscal 1998 or 1997.

(13)  INCOME TAXES

      There was no income tax expense attributable to income from operations for the years ended April 30, 1998 and 1997 due to losses incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 1998 and 1997 are as follows:

                                                                       1998                 1997
                                                                       ----                 ----
Net operating loss carryforwards                                   $ 2,492,000          $ 1,731,000
Allowance for doubtful accounts  accounts                              145,000               78,000
Allowance for obsolete inventory                                       139,000               24,000
Amortization of goodwill                                               153,000               60,000
Other, net                                                              16,000              (21,000)
                                                                   -----------          -----------
   Total gross deferred taxes                                        2,945,000            1,872,000
Valuation allowance                                                 (1,900,000)          (1,487,000)
                                                                   -----------          -----------
   Net deferred taxes                                              $ 1,045,000          $   385,000
                                                                   ===========          ===========

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================



      As of April 30, 1998 the Company had accumulated net operating loss carryforwards of approximately $6,230,000. Generally, these operating losses are available to offset future federal and state taxable income. Based upon the anticipated change in control, resulting from the issuance of the Company's equity securities, the Company expects that the annual use of portions of the operating loss carryforwards will be limited under
      Section 382 of the Internal Revenue Code of 1986, as amended. As a result the Company expects that the utilization of its net operating loss will be limited to approximately $3,013,000 in future years.

(14)  CERTAIN RISKS AND CONCENTRATIONS

      The Company currently purchases telephone systems and various peripheral equipment from seven major suppliers. One of the suppliers provides approximately 85% of the inventory and products purchased by the Company while offering flexible credit terms. If the Company's relationship with the supplier was to cease, it could have a significant adverse impact on the operations of the Company. The Company had 53 franchises located in 25 states and four Company-owned outlets at April 30, 1998.

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

(15)  SUBSEQUENT EVENTS

      The Company completed a private placement of equity securities on May 25, 1998. The private placement consisted of 283,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $2.50 for a period of five years. The Units were sold for $1.25 each for total proceeds of $353,750. Proceeds of $43,750 were received on April 30, 1998 and have been included in the accompanying financial statements. In addition to the Units, the Company sold to the Placement Agent 40,000 common stock purchase warrants for $100, exercisable at $1.25 per share. All of the warrants are subject to shareholder approval of additional authorized shares of common stock.

      The Company entered into a letter of intent on June 25, 1998 to merge with Interconnect Acquisition Corporation (IAC), a privately held company. The merger provides that, among other things, the Company will issue to the shareholders of IAC convertible preferred stock that will be convertible into 2 million shares of common stock. It is anticipated that the merger will be completed by August 31, 1998. The Company is currently pursuing financing that will facilitate the acquisitions delivered by IAC. The chief executive officer of IAC has become the chief executive officer of the Company effective July 1, 1998.

COMMUNICATIONS WORLD INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


(15) SUBSEQUENT EVENTS (CONTINUED)

     As part of the merger with IAC, the Company has committed to raise between $1 million and $4 million in additional equity. The Company has undertaken efforts to obtain this equity. As of July 29, 1998, the Company completed funding of a $400,000 bridge loan (net proceeds to the Company of $380,000) in anticipation of completion of the equity offering. The bridge loan is comprised of units at $10,000 each with each unit having a promissory note of $9,900 and 2,000 common stock purchase warrants exercisable at $2.50 per share for a period of five years. The units bear interest at 10% per annum and mature six months after funding. If the notes are not retired at maturity, the interest rate will be increased to 16% per annum. The note holders will be offered the right to convert their notes into equity in the Company's new offering.

     Effective June 30, 1998, Richard D. Olson resigned as President and Chief Executive Officer and Director of the Company. The Company has retained the services of Olson as a consultant for a period of six months during which time Olson will be compensated at his previous salary level. At the end of the consulting period, Olson will receive $127,100 and Olson will repay a $25,000 loan from the Company. Moreover, as part of the agreement with Olson, the Company has agreed to indemnify him for personal guarantees he made in behalf of the Company's obligation to TAIS.

(16) YEAR 2000 ISSUE (UNAUDITED)

     The Company has determined that it may need to modify or replace portions of its software, so that its computer system will function properly with respect to dates in the year 2000 and beyond. Additionally, the Company is reviewing the year 2000 readiness of the software included in all of the products sold by the Company. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's system or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable, should those organizations fail to properly remediate their computer systems.

                               LIST OF EXHIBITS
                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                  FORM 10-KSB


3(d)   Articles of Amendment to Articles of Incorporation

10(k)  Telecommunications Master Dealer Agreement

10(l)  Amended and Restated 1997 Stock Option Plan

10(m)  Olson Agreement, Warrant and Proxy

10(n)  Meyerson Letter Agreement

10(o)  Century Capital Group Agreement