Form 10QSB
period 1998-07-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1998-09-14
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB



                  -------------------------------------------


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  JULY 31, 1998

     [_] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

     Commission file number:  0-13652


                  -------------------------------------------

                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Colorado                                       84-0917382
------------------------------                 -----------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

6025 South Quebec, Suite 300, Englewood, Colorado               80111
-------------------------------------------------        -------------------
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

  As of August 31, 1998, the issuer had 1,916,071 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements herein that are not historical facts are based on management's current expectations and may be forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Important factors that could cause actual results to differ materially from those anticipated by any forward-looking statements include, but are not limited to, price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and the suppliers' ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; interest rate fluctuations and other general economic conditions. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.

For the three month period ended July 31, 1998, Communications World International, Inc. ("CommWorld" or the "Company") reported a net loss of $311,000, as compared to net income of $93,000 for the comparable period ended July 31, 1997. Total revenue for the quarter ended July 31, 1998 was $2,896,000 compared to total revenue of $3,309,000 for the quarter ended July 31, 1997. The decrease in revenue of $413,000 is primarily the result of lower revenue being generated in the area of direct equipment sales. The Company's national account sales for the current quarter were approximately $759,000 compared to $1,030,000 for the comparable quarter of the prior year. The margin realized on direct equipment sales has also decreased from 42.6% in the first quarter of last year to 38.6% in the current quarter. As reported in the Company's annual report, the most significant contributing factor to the decreased margin is the increased cost of outside labor used to service the national account customers. The decrease in margin percentage accounted for approximately $59,000 of the decrease in gross margin dollars.

Franchise equipment sales for the quarter ended July 31, 1998 were flat compared to the same quarter of the prior year. The gross margin percentage realized on these sales for the current quarter was 13.4 % compared to a margin of 22.5% in the prior year. Contributing to the improved gross margin percentage for the prior year period was a discount of $127,000 related to the agreement of Toshiba America Information Systems, Inc., the Company's principal supplier, to treat as non interest bearing a note payable to it in the amount of $1,086,000. Adjusting for this unusual item, the gross margin percentage for the quarter ended July 31, 1997 was comparable to the current year at 13.0 % .

Effective October 31, 1997, the Company closed the operations of its Seattle subsidiary. The operating losses of this subsidiary were $67,000 for the three month period ended July 31, 1997. These losses have been included in the net results reported above.

In June of 1998, the Company entered into a letter of intent to merge with Interconnect Acquisition Corporation ("IAC"), a privately-held company. In connection with the proposed merger, the Company effected management changes, including the election of Jim Ciccarelli as Chief Executive officer and a director of the Company. Included in the loss of $311,000 for the quarter ended July 31, 1998 is officer severance compensation of $138,000 related to two executive officers that are no longer with the Company. The merger with IAC is subject to certain conditions, including completion of due diligence and a definitive merger agreement and equity financing.

The Company completed a private placement of equity securities on May 25, 1998. The private placement consisted of 283,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $2.50 for a period of five years. Total proceeds from this offering were $353,750 of which $310,000 were received during the quarter ended July 31, 1998.

The Company is currently seeking to raise between $1 million and $4 million in additional equity. As of July 29, 1998, the Company completed funding of a $400,000 bridge loan which matures in January, 1999 in anticipation of completion of the equity offering. The bridge loan note holders will be offered the right to convert their notes into equity in the Company's new offering. The Company's liquidity remains poor and, therefore, obtaining additional funding is critical to the Company's operations and financial condition.

General and administrative expenses for the quarter ended July 31, 1998 decreased slightly from the same period of the prior year. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.



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


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date:  September 4, 1998            /s/  James Ciccarelli
       ------------------           ----------------------
                                    James Ciccarelli, C.E.O.



Date:  September 4, 1998            /s/  Scott E. Harris
       -----------------            ---------------------
                                    Scott E. Harris, Chief Financial Officer

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
JULY 31, 1998

(UNAUDITED)

----------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
   Cash                                                                                         $   40,551
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $304,153                                                             1,708,204
   Inventory                                                                                       719,815
   Prepaid expenses                                                                                 74,716
   Deferred tax asset                                                                              100,240
                                                                                                ----------
       Total current assets                                                                      2,643,526

Property and equipment, net                                                                        231,650
Deposits and other assets                                                                           44,794
Notes receivable                                                                                    81,012
Intangible assets, net                                                                             826,853
Deferred tax asset                                                                                 944,760
                                                                                                ----------
                                                                                                $4,772,595
                                                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Trade accounts payable                                                                      $1,714,831
    Revolving line of credit                                                                       901,895
    Current portion of notes payable                                                               806,880
    Accrued expenses                                                                               698,260
    Current portion of capital lease obligations                                                    11,478
    Deposits and other current liabilities                                                         128,118
                                                                                                ----------
       Total current liabilities                                                                 4,261,462

Capital lease obligations and deferred revenue                                                      12,398
Notes payable (including $130,000 due to related parties)                                          301,465
                                                                                                ----------
       Total liabilities                                                                         4,575,325

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
      Cumulative, convertible, $1.00 par value, Series B - 80,088 shares issued and                958,085
       outstanding, Series C - 436,679 shares issued and outstanding, Series F-
       357,818 shares issued and outstanding, Series G- 83,500 shares issued and outstanding;
   Common stock, no par value, 2,000,000 shares authorized,
       shares issued and outstanding; 1,916,071                                                  4,600,012
   Additional paid-in capital                                                                      492,009
   Accumulated deficit                                                                          (5,852,836)
                                                                                                ----------
       Total stockholders' equity                                                                  197,270
                                                                                                ----------
                                                                                                $4,772,595
                                                                                                ==========


See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

(UNAUDITED)
--------------------------------------------------------------------------------

                                                             For the Three Months Ended July 31,
                                                        ----------------------------------------------
                                                                 1998                    1997
                                                        ----------------------  ----------------------
Revenue:
   Franchise equipment sales                                       $1,333,861              $1,341,278
   Direct equipment and service                                     1,484,519               1,817,724
   Royalty fees                                                        59,394                  59,612
   Other revenue                                                       18,328                  89,977
                                                                   ----------              ----------
        Total revenue                                               2,896,102               3,308,591

Costs and expenses:
    Cost of franchise equipment sales                               1,155,180               1,039,318
    Cost of direct equipment and service                              911,169               1,044,015
    Selling                                                           154,101                 154,834
    General and administrative                                        720,926                 745,908
    Executive officer severance compensation                          138,350                       -
    Depreciation and amortization                                      62,397                  87,563
    Interest expense                                                   64,934                  77,580
                                                                   ----------              ----------
        Total cost and expenses                                     3,207,057               3,149,218

Income from operations before income taxes                           (310,955)                159,373
Income tax benefit                                                          -
                                                                   ----------              ----------


Income from continuing operations                                    (310,955)                159,373

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                                            ( 66,792)
     Loss on disposal of CommWorld of Seattle, net of
     income tax benefit of $260,000                                                        ----------
Loss from discontinued operations                                                            ( 66,792)
                                                                                           ----------

      Net income (loss)                                            $ (310,955)             $   92,581
                                                                   ==========              ==========

Earning per share:
     Basic:
        Income (loss) from continuing operations                   $     (.16)             $      .05
                                                                   ==========              ==========
        Net income (loss)                                          $     (.16)             $      .03
                                                                   ==========              ==========
     Fully diluted:
        Income (loss) from continuing operations                   $     (.16)             $      .05
                                                                   ==========              ==========
        Net income (loss)                                          $     (.16)             $      .02
                                                                   ==========              ==========



See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                  1998                 1997
                                                                                  ----                 ----
Cash flows from operating activities:
   Net income (loss)                                                            $(310,955)           $  92,580
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                            62,397              103,883
          Provision for losses on accounts and notes                               20,000               30,000
           receivable
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                                (19,645)             767,342
               Inventory                                                          (95,205)             (27,305)
               Deposits and other assets                                            5,024              (13,583)
               Trade accounts payable                                             (94,935)            (670,341)
               Accrued expenses and other liabilities                              68,419)              94,695
                                                                                ---------            ---------
               Net cash provided (used) by  operating                            (364,900)             377,271
                activities                                                      ---------            ---------

Cash flows from investing activities:
   Capital expenditures                                                            (6,265)              (5,271)
                                                                                ---------            ---------
               Net cash used by investing activities                               (6,265)              (5,271)
                                                                                ---------            ---------

Cash flows from financing activities:
Proceeds from private placement                                                   310,000
Proceeds from bridge financing                                                    400,000
   Net borrowings under line-of-credit agreement                                 (218,127)             (73,344)
   Repayment of notes and contract payable                                        (93,751)             (75,969)
   Repayment of capital lease obligations                                               -               (6,599)
                                                                                ---------            ---------
               Net cash provided (used) by financing activities                   398,122             (155,912)
                                                                                ---------            ---------

Net increase (decrease) in cash                                                    26,957              (93,206)

Cash at beginning of the period                                                    13,594              103,748
                                                                                ---------            ---------

Cash at end of the period                                                       $  40,551            $  10,542
                                                                                =========            =========

Supplemental disclosures of cash flow information:
        Interest paid                                                             $64,934            $  77,580

    Non-cash investing activities:
        Issuance of warrants for investment banking services                                         $  11,000
        Issuance of preferred stock as bonus compensation                                            $  10,000

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

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1998 Form 10-KSB filing. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

1.  INCOME TAXES
    ------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at July 31, 1998 and 1997 are as follows:

                                         1998                  1997
                                     ----------             ---------
Net operating loss carryforwards      2,616,000             1,694,000
Other items                             453,000               141,000
                                     ----------             ---------
Total gross deferred taxes            3,069,000             1,835,000
Valuation allowance                  (2,024,000)           (1,450,000)
                                     ----------             ---------
Net deferred taxes                   $1,045,000             $ 385,000
                                     ==========             =========

As of July 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,541,000. Generally, these losses are available to offset future federal and state taxable income. Based upon the anticipated change in control, resulting from the issuance of the Company's equity securities, the Company expects that the annual use of portions of the operating loss carryforwards will be limited under sections 382 of the Internal Revenue Code of 1986, as amended. As a result the Company expects that the utilization of its net operating loss will be limited to approximately $3,013,000 in future years.

2. MERGER WITH IAC
   ---------------

The Company entered into a letter of intent on June 25, 1998 to merge with Interconnect Acquisition Corporation (IAC), a privately held company. the merger provides that, among other things, the Company will issue to the shareholders of IAC convertible preferred stock that will be convertible into 2 million shares of common stock. The Company is currently pursuing financing that will facilitate the acquisitions delivered by IAC. The chief executive officer of IAC became the chief executive officer of the Company effective July 1, 1998.