Form 10QSB
period 1998-10-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1998-12-15
CIK 727347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

                    ------------------------------------


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  OCTOBER 31, 1998

     [_]  Transition period under Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          for the transition  period  from ________________  to _______________.

     Commission file number:  0-13652

                    ------------------------------------


                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                (Name of Small Business Issuer in Its Charter)


        Colorado                                        84-0917382
-----------------------------              ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec, Suite 300, Englewood, Colorado           80111
-------------------------------------------------    --------------------
    (Address of principal executive offices)              (Zip Code)


                                (303) 721-8200
                                --------------
                Issuer's Telephone Number, Including Area Code


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
               -----


As of November 30, 1998, the issuer had 1,916,071 shares of its no par value Common Stock issued and outstanding.

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

For the three month and six month periods ended October 31, 1998, Communications World International, Inc. ("CommWorld" or the "Company") reported net losses of $309,000 and $620,000, respectively, as compared to net income of $104,000 and $196,000 for the comparable periods ended October 31, 1997. Total revenue for the quarter ended October 31, 1998 was $3,100,000 compared to total revenue of $3,629,000 for the quarter ended October 31, 1997. For the six month period ended October 31, 1998, total revenue was $5,997,000 compared to total revenue of $6,937,000 for the six month period ended October 31, 1997.

The decrease in revenue from franchise equipment sales was $179,000 and $186,000 for the three month and six month periods ended October 31, 1998, respectively, compared to the same time periods from the prior year. The gross margin percentage on franchise equipment sales has remained at approximately 13% except for the six months ended October 31, 1997 which had a gross margin of 17.7%. Contributing to the improved gross margin for this period was a discount of $127,000 related to the agreement of Toshiba America Information Systems, Inc., the Company's principal supplier, to treat as non interest bearing a note payable to it in the amount of $1,086,000. Exclusive of the $127,000 discount, the decrease in revenue from franchise equipment sales resulted in a decrease in gross margin of $26,000 and $23,000 for the three month and six month periods ended October 31, 1998, respectively, compared to the same time periods from the prior year.

The decrease in revenue from direct equipment and service sales was $323,000 and $698,000 for the three month and six month periods ended October 31, 1998, respectively, compared to the same time periods from the prior year. The gross margin percentage on direct equipment sales decreased from 45.4% for the six months ended October 31, 1997 to 35.9% for the six months ended October 31, 1998. There was a similar decrease for the quarter ended October 31, 1998 compared to the prior year. The decrease in gross margin was $388,000 and $630,000 for the three month and six month periods ended October 31, 1998 compared to the same periods of the prior year. Approximately half of the decrease was due to decreased revenue and the other half was due to decreased gross margin percentage.

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

In June of 1998, the Company entered into a letter of intent to merge with Interconnect Acquisition Corporation ("IAC"), a privately-held company. The merger was completed October 28, 1998. In connection with the merger, the Company effected management changes, including the election of Jim Ciccarelli as Chief Executive Officer and a director of the Company and Lionel Brown as President of the Company. Included in the loss for the six months ended October 31, 1998 is officer severance compensation of $138,000 related to two executive officers that are no longer with the Company. The Company issued 1,000 shares of Series I Preferred Stock to the previous shareholders of IAC. The Series I Preferred Stock will automatically convert into 2 million shares of common stock upon shareholder approval of additional authorized shares of common stock.

In conjunction with the merger with IAC, the Company is pursuing several acquisition targets. Costs associated with these potential acquisitions are deferred and either capitalized as part of the cost of acquisition or are expensed at the time that it is determined that the acquisition will not be completed. Included in the loss for the six months ended October 31, 1998 are $45,000 of costs associated with expired letters of intent.

General and administrative expenses increased $111,000 and $86,000 for the three month and six month periods ended October 31, 1998 compared to the same time periods from the prior year. Increases in personnel costs associated with the IAC merger and increases in office rents as a result of lease renewals were partially offset by decreases in items such as supplies, travel and entertainment, telephone and bad debt expense. Management continues to assess these expenses and take action to reduce them, when necessary and appropriate.

The Company completed a private placement of equity securities on May 25, 1998. The private placement consisted of 283,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $2.50 for a period of five years. Total proceeds from this offering were $353,000 of which $310,000 were received during the six months ended October 31, 1998.

The Company is currently seeking additional equity. On October 21, 1998, the Company closed escrow on $1,035,500 from the sale of 5,177.5 shares of convertible preferred stock and warrants to purchase an aggregate of 207,100 shares of common stock. The preferred stock will automatically convert into an aggregate of 207,100 shares of common stock upon shareholder approval of additional authorized shares of common stock. An additional $2 million is being sought. The Company's liquidity remains poor and, therefore, obtaining additional funding is critical to the Company's operations and financial condition. At October 31, 1998, the Company had deficit working capital of $1,160,000. The Company has no firm commitments for additional financing, and there can be no assurance that the Company will be able to obtain the necessary funding.

The Company is in the process of a system conversion to new accounting and customer service software that is Year 2000 compliant. It is anticipated that the conversion will be completed by the end of fourth quarter. The cost of the new system was approximately $75,000 for software and some minimal hardware additions. The system is subject to a 3 year lease that was entered into in November, 1998. Discussions have commenced with the Company's major suppliers who have indicated that they believe that their systems are Year 2000 compliant. However, the Company does not have any control over these or other third parties with whom the Company does business and, therefore, the Company can not currently determine to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 issues. The Company has not developed contingency plans in the event of a Year 2000 failure.

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


                                    Communications World International, Inc.
                                    ----------------------------------------
                                    (Registrant)



Date: December 9, 1998              /s/  James Ciccarelli
      ----------------              -------------------------------------------
                                    James  Ciccarelli, Chief Executive Officer



Date:  December 9, 1998             /s/  Scott E. Harris
       ----------------             -------------------------------------------
                                    Scott E. Harris, Chief Financial Officer

COMMUNICATIONS WORLD INTERNATIONAL, INC.
Consolidated Balance Sheet
OCTOBER 31, 1998

(UNAUDITED)
-------------------------------------------------------------------------------------------------------------

ASSETS
------
Current assets:
   Cash                                                                                         $    1,462
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $281,298                                                             1,997,439
   Inventory                                                                                       688,367
   Prepaid expenses                                                                                106,285
   Deferred tax asset                                                                              100,240
                                                                                                ----------
       Total current assets                                                                      2,893,553

Property and equipment, net                                                                        244,412
Deposits and other assets                                                                           43,007
Notes receivable                                                                                    81,012
Intangible assets, net                                                                             867,221
Deferred tax asset                                                                                 944,760
                                                                                                ----------
                                                                                                $5,074.205
                                                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Current liabilities:
    Trade accounts payable                                                                     $ 2,127,127
    Revolving line of credit                                                                       911,879
    Current portion of notes payable                                                               406,880
    Accrued expenses                                                                               569,426
    Current portion of capital lease obligations                                                    11,478
    Deposits and other current liabilities                                                          27,530
                                                                                               -----------
       Total current liabilities                                                                 4,054,320

Capital lease obligations and deferred revenue                                                       9,140
Notes payable (including $130,000 due to related parties)                                          204,770
                                                                                               -----------
       Total liabilities                                                                         4,268,230

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
      Cumulative, convertible, $1.00 par value, Series B - 80,088 shares issued and              1,994,585
           outstanding, Series C - 436,679 shares issued and outstanding, Series F-
           357,818 shares issued and outstanding, Series G- 83,500 shares issued and outstanding; Series H - 1,035,000 shares issued and outstanding; Series I
           - 1,000 shares issued and outstanding;
   Common stock, no par value, 2,000,000 shares authorized,
       shares issued and outstanding; 1,916,071                                                  4,600,012
   Additional paid-in capital                                                                      373,263
   Accumulated deficit                                                                          (6,161,885)
                                                                                               -----------
        Total stockholders' equity                                                                 805,975
                                                                                               -----------
                                                                                               $ 5,074,205
                                                                                               ===========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended October 31, 1998 and 1997

(Unaudited)
-----------------------------------------------------------------------------------------------------------

                                                            For the Three Months Ended October 31,
                                                        ----------------------------------------------
                                                                 1998                    1997
                                                                 ----                    ----
Revenue:
   Equipment and related service                              $1,214,459              $1,393,339
   Direct equipment and service                                1,810,794               2,134,210
   Royalty fees                                                   45,957                  73,062
   Other revenue                                                  29,218                  27,911
                                                              ----------              ----------
        Total revenue                                          3,100,428               3,628,522

Costs and expenses:
    Cost of equipment and related service                      1,058,505               1,210,913
    Cost of direct equipment and service                       1,201,932               1,137,064
    Selling                                                      148,776                 194,649
    General and administrative                                   820,353                 709,010
    Cost of expired letters of intent                             45,136                       -
    Depreciation and amortization                                 62,032                  88,300
    Interest expense                                              72,742                  84,108
                                                              ----------              ----------
        Total cost and expenses                                3,409,476               3,424,044

Income (loss) from operations before income taxes               (309,048)                204,478
Income tax benefit                                                                       400,000
                                                                                      ----------
Income (loss) from continuing operations                        (309,048)                604,478

Discontinued operations, net of income taxes:
     Loss from operations of CommWorld of Seattle                                       (100,727)
     Loss on disposal of CommWorld of Seattle, net of
     income tax benefit of $260,000                                                     (400,000)
Loss from discontinued operations                                                        (48,366)
                                                                                      ----------

     Net income (loss)                                        $ (309,048)             $  103,751
                                                              ==========              ==========

Earning per share:
     Basic:
        Income (loss) from continuing operations              $     (.21)             $      .36
                                                              ==========              ==========
        Net income (loss)                                     $     (.21)             $      .05
                                                              ==========              ==========
     Fully diluted:
        Income (loss) from continuing operations              $     (.21)             $      .34
                                                              ==========              ==========
        Net income (loss)                                     $     (.21)             $      .05
                                                              ==========              ==========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
For the Six Months Ended October 31, 1998 and 1997

(Unaudited)
--------------------------------------------------------------------------------------------------------

                                                             For the Six Months Ended October 31,
                                                        ----------------------------------------------
                                                                 1998                    1997
                                                        ----------------------  ----------------------
Revenue:
   Equipment and related service                              $2,548,320              $2,734,617
   Direct equipment and service                                3,295,313               3,993,685
   Royalty fees                                                  105,351                 132,674
   Other revenue                                                  47,546                  76,137
                                                              ----------              ----------
        Total revenue                                          5,996,530               6,937,113

Costs and expenses:
    Cost of equipment and related service                      2,213,685               2,250,231
    Cost of direct equipment and service                       2,113,101               2,181,078
    Selling                                                      302,877                 349,482
    General and administrative                                 1,541,279               1,454,916
     Executive officer severance compensation                    138,350
     Cost of expired letters of intent                            45,136
    Depreciation and amortization                                124,429                 175,863
    Interest expense                                             137,676                 161,688
                                                              ----------              ----------
        Total cost and expenses                                6,616,533               6,573,258

      Income (loss) from operations before income               (620,003)                363,855
       taxes
        Income tax benefit                                                               400,000
                                                                                      ----------
        Income (loss) from continuing operations                (620,003)                763,855

Discontinued operations, net of income taxes:
        Loss from operations of CommWorld of Seattle                                    (167,519)
        Loss on disposal of CommWorld of Seattle, net
         of  income tax benefit of  $260,000                                            (400,000)
                                                                                      ----------
         Loss from discontinued operations                                              (567,519)
                                                                                      ----------

         Net income (loss)                                    $ (620,003)             $  196,336
                                                              ==========              ==========

Earning per share:
     Basic:
        Income (loss) from continuing operations              $     (.37)             $      .45
                                                              ==========              ==========
        Net income (loss)                                     $     (.37)             $      .10
                                                              ==========              ==========
     Fully diluted:
        Income (loss) from continuing operations              $     (.37)             $      .41
                                                              ==========              ==========
        Net income (loss)                                     $     (.37)             $      .10
                                                              ==========              ==========


See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

(UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                              1998                1997
                                                                            ---------          ----------
Cash flows from operating activities:
   Net income (loss)                                                        $(620,005)          $ 196,336
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                       124,429             208,503
          Provision for losses on accounts and notes                           32,500              52,000
           receivable
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                           (317,974)            338,216
               Inventories                                                    (63,757)            (22,034)
               Prepaid expenses                                               (82,796)            (54,738)
               Deposits and other assets                                      (28,616)            (18,212)
               Trade accounts payable                                         317,361            (713,452)
               Accrued expenses                                               (63,279)            223,368
               Other liabilities                                                    0             (48,320)
                                                                            ---------           ---------
               Net cash (used) provided by  operating                        (702,137)            161,667
                activities                                                  ---------           ---------

Cash flows from investing activities:
    Acquisition expenses                                                      (83,035)
    Capital expenditures                                                      (51,867)            (16,378)
                                                                            ---------           ---------
               Net cash used by investing activities                         (134,902)            (16,378)
                                                                            ---------           ---------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                            (208,143)            113,871
    Sale of Common Stock                                                      310,000
    Net proceeds from sale of Preferred Stock                                 916,754
    Repayment of notes and contract payable                                  (190,904)           (306,902)
    Repayment of capital lease obligations                                     (2,800)            (18,579)
                                                                            ---------           ---------
               Net cash (used) provided  by financing                         824,907            (211,610)
                activities                                                                      ---------

                                                                                                ---------
Net decrease in cash                                                          (12,132)            (66,321)

Cash at beginning of the period                                                13,594              80,560
                                                                            ---------           ---------

Cash at end of the period                                                   $   1,462           $  14,239
                                                                            =========           =========

See accompanying notes to consolidated financial statements

COMMUNICATIONS WORLD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows - continued
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                      1998                     1997
                                                               ------------------       ------------------
Supplemental disclosures of cash flow information:
        Interest paid                                               $137,676                 $161,688

    Non-cash investing activities:
        Issuance of warrants for investment banking services                                 $ 11,000
        Issuance of preferred stock as bonus compensation           $ 10,000                 $ 10,000
        Business acquisitions financed by:
            Issuance of common stock
            Issuance of preferred stock
Conversion of notes payable to preferred stock

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

These unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's April 30, 1998 Form 10-KSB filing. Operating results for the three and six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

1.  INCOME TAXES
    ------------

There was no income tax expense attributable to income from operations for the three month or six month periods ended October 31, 1997 due to utilization of previously unrecognized net operating loss carry forward.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at October 31, 1998 and 1997 are as follows:

                                              1998                  1997
                                              ----                  ----
Net operating loss carryforwards            2,740,000             1,911,000
Other items                                   141,000               141,000
                                         ------------           -----------
Total gross deferred taxes                  2,881,000             2,052,000
Valuation allowance                        (1,836,000)           (1,007,000)
                                         ------------           -----------
Net deferred taxes                       $  1,045,000           $ 1,045,000
                                         ============           ===========

At October 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,850,000. Generally, these losses are available to offset future federal and state taxable income. Based upon the change in control resulting from the issuance of the Company's equity securities in connection with the merger with IAC, the Company expects that the annual use of portions of the operating loss carryforwards will be limited under section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company expects that the utilization of its net operating loss will be limited to approximately $3,013,000 in future years.

2. SALE OF OPERATING UNITS

Effective November 30, 1998, the Company sold the assets of its Phoenix and Tucson operations. The assets were purchased by the original owners of those operations and will continue in operation as franchises of the Company.