Form 10QSB
period 1999-10-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 1999-12-14
CIK 727347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB



                -----------------------------------------------

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  October 31, 1999

 [_] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to ______________.


 Commission file No. 0-30220


                -----------------------------------------------


                   COMMUNICATIONS WORLD INTERNATIONAL, INC.
                   ----------------------------------------
                (Name of Small Business Issuer in Its Charter)



            Colorado                                     84-0917382
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7315 S. Revere Parkway, Englewood, Colorado                80112
-------------------------------------------      ------------------------
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

As of November 30, 1999, the issuer had 7,193,351 shares of its no par value Common Stock issued and outstanding.

                                    Part I

                             Financial Information

Item 1.       Financial Statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet (Unaudited)
                               October 31, 1999
                           (In Thousands of Dollars)

________________________________________________________________________________


ASSETS
------
Current assets:
   Cash                                                                            $   160
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $295                                                     2,334
   Inventory                                                                           315
   Prepaid expenses                                                                     67
                                                                                   -------
        Total current assets                                                         2,876

Property and equipment, net                                                            339
Deposits and other assets                                                              142
Intangible assets, net                                                               3,175
Deferred tax asset                                                                   1,045
                                                                                   -------
                                                                                   $ 7,577
                                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                         $ 2,146
    Revolving line of credit                                                           893
    Current portion of notes payable                                                   760
    Accrued expenses                                                                   343
    Deposits and other current liabilities                                              80
                                                                                   -------
        Total current liabilities                                                    4,223

Capital lease obligations and deferred revenue                                          36
Notes payable (including $880 due to related parties)                                2,187
                                                                                   -------
        Total liabilities                                                            6,446

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
       Series C (cumulative) - 371,545 shares issued and outstanding,                  371
       Series F (cumulative) - 214,818 shares issued and outstanding                   215
   Common stock, no par value, 25,000,000 shares authorized,
       shares issued and outstanding; 7,159,621                                      7,628
   Additional paid-in capital                                                          563
   Accumulated deficit                                                              (7,646)
                                                                                   -------
        Total stockholders' equity                                                   1,131
                                                                                   -------
                                                                                   $ 7,577
                                                                                   =======


           See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended October 31, 1999 and 1998
           (In Thousands of Dollars except Earnings Per Share data)

________________________________________________________________________________


                                              For the Three Months Ended October 31,
                                              --------------------------------------
                                                        1999          1998
                                                        ----          ----
  Revenue:
     Franchise equipment sales                        $ 1,283       $ 1,214
     Direct equipment sales and service                 2,030         1,811
     Royalty fees                                          41            46
     Other revenue                                        105            29
                                                      -------       -------
          Total revenue                                 3,459         3,100

  Costs and expenses:
      Cost of franchise equipment sales                 1,160         1,058
      Cost of direct equipment sales and service        1,346         1,202
      Selling                                             238           149
      General and administrative                          807           820
      Cost of expired letters of intent                    --            45
      Depreciation and amortization                        53            62
      Interest expense                                     67            73
                                                      -------       -------
          Total cost and expenses                       3,671         3,409

  (Loss) from operations before income taxes             (212)         (309)

  Income tax benefit                                       --            --
                                                      -------       -------
       Net (loss)                                     $  (212)      $  (309)
                                                      =======       =======

  Earning per share:
       Basic:
          Net (loss)                                  $  (.03)      $  (.20)
                                                      =======       =======
       Fully diluted:
          Net (loss)                                  $  (.03)      $  (.20)
                                                      =======       =======


See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
              For the Six Months Ended October 31, 1999 and 1998
           (In Thousands of Dollars except Earnings Per Share data)
________________________________________________________________________________


                                                                      For the Six Months Ended October 31,
                                                                      ------------------------------------
                                                                                  1999         1998
                                                                                -------       -------
Revenue:
   Franchise equipment sales                                                    $ 2,622       $ 2,548
   Direct equipment sales and service                                             4,134         3,295
   Royalty fees                                                                      81           105
   Other revenue                                                                    123            48
                                                                                -------       -------
        Total revenue                                                             6,960         5,996

Costs and expenses:
    Cost of franchise equipment sales                                             2,383         2,214
    Cost of direct equipment sales and service                                    2,674         2,113
    Selling                                                                         499           303
    General and administrative                                                    1,500         1,541
    Executive officer severance compensation                                         --           138
    Cost of expired letters of intent                                                --            45
    Depreciation and amortization                                                   104           124
    Interest expense                                                                124           138
                                                                                -------       -------
        Total cost and expenses                                                   7,284         6,616

        (Loss) from operations before income taxes                                 (324)         (620)

Income tax benefit                                                                   --            --
                                                                                -------       -------

        Net (loss)                                                              $  (324)      $  (620)
                                                                                =======       =======

Earning per share:
     Basic:
        Net (loss)                                                              $  (.05)      $  (.37)
                                                                                =======       =======
     Fully diluted:
        Net (loss)                                                              $  (.05)      $  (.37)
                                                                                =======       =======


          See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended October 31, 1999 and 1998
                            (In Thousands of Dollars)
________________________________________________________________________________


                                                             For the Six Months Ended October 31,
                                                             ------------------------------------
                                                                       1999          1998
                                                                       ----          ----
Cash flows from operating activities:
   Net (loss)                                                        $  (324)      $  (620)
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                  104           124
          Provision for losses on accounts and notes receivable           62            33
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                    (1,013)         (318)
               Inventories                                                16           (64)
               Prepaid expenses                                          (59)          (83)
               Deposits and other assets                                 (97)          (28)
               Trade accounts payable                                    329           317
               Accrued expenses                                          (11)          (63)
               Other liabilities                                          60             0
                                                                     -------       -------
               Net cash (used) by  operating activities                 (933)         (702)
                                                                     -------       -------

Cash flows from investing activities:
    Acquisitions                                                      (1,559)          (83)
    Capital expenditures                                                (108)          (12)
                                                                     -------       -------
               Net cash used by investing activities                  (1,667)         (135)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                        396          (208)
    Sale of Common Stock                                                 507           310
    Sale of warrants                                                      11
    Net proceeds from sale of Preferred Stock                             --           917
    Notes payable                                                      1,993            --
    Repayment of notes and contract payable                             (194)         (191)
    Repayment of capital lease obligations                               (10)           (3)
                                                                     -------       -------
               Net cash provided by financing activities               2,703           825

Net increase (decrease) in cash                                          103           (12)

Cash at beginning of the period                                           57            13
                                                                     -------       -------

Cash at end of the period                                            $   160       $     1
                                                                     =======       =======


          See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) - continued
              For the Six Months Ended October 31, 1999 and 1998
                           (In Thousands of Dollars)
________________________________________________________________________________


                                                                      1999      1998
                                                                      ----      ----
Supplemental disclosures of cash flow information:
        Interest paid                                                 $124      $ 38

    Non-cash investing activities:
        Issuance of preferred stock as bonus compensation                       $ 10
        Business acquisitions financed by:
            Issuance of common stock                                  $492
Conversion of notes payable to common stock                           $ 15


          See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
________________________________________________________________________________


(1)      Basis of Presentation

         The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make information presented not misleading.

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto, at April 30, 1999 and for the two years then ended included in the Company's report on Form 10-SB/A. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.


(2)      Acquisitions

         During the six months ended October 31, 1999 the Company completed the acquisitions of two companies. The purchase prices for these companies resulted in an increase in the excess of purchase price over tangible assets of approximately $1,559,000. The acquisitions were made with a combination of cash, issuance of common stock and notes. Common stock was issued at the quoted market price within five business days of the closing of the sale. A total of 442,050 shares of common stock were issued at the total market price of $492,123. Notes were issued in the aggregate principal amount of $509,500 at an interest rate of 7% per annum with various maturities through 2003.

(3)      Convertible Debt Offerings

         During the six months ended October 31, 1999, the Company received net proceeds of approximately $1,362,000 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants. Each Unit consists of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. Each Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exerciseable at $.40 per share until September 30, 2004.

         Subsequent to October 31, 1999 additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes, and that if the registration statement is not declared effective by April 30,

         2000, the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of the acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes, the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes.

Item 2.    Management's Discussion and Analysis or Plan of Operations

Statements herein, other than historical fact, may be deemed forward-looking. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements, include, among others, the ability to obtain additional financing, which is not assured; price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and suppliers' ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; the Company's ability to attract acquisition candidates and to successfully integrate acquisitions into the Company's business; interest rate fluctuations and other general economic conditions. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.


Results of Operations

For the three month and six month periods ended October 31, 1999, Communications World International, Inc. ("CommWorld" or the "Company") reported net losses of $212,000 and $324,000, respectively, as compared to net losses of $309,000 and $620,000 for the comparable periods ended October 31, 1998. Total revenue for the quarter ended October 31, 1999 was $3,459,000 compared to total revenue of $3,100,000 for the quarter ended October 31, 1998. For the six month period ended October 31, 1999, total revenue was $6,960,000 compared to total revenue of $5,997,000 for the six month period ended October 31, 1998.

Franchise Segment

The sales of the franchise segment in the current three month and six month periods ended October 31, 1999 have remained relatively stable as compared to the same time periods from the prior year. The gross margin percentage on franchise equipment sales is approximately 9% for the three month and six month periods ended October 31, 1999 as compared to gross margins of approximately 13% for the same periods in the prior year. The prior year gross margins were improved by a discount of $127,000 related to an agreement with Toshiba America Information Systems, Inc., the Company's principal supplier, to treat as non interest bearing a note payable to it in the amount of $1,086,000. Exclusive of the $127,000 discount, the gross margins from franchise equipment sales would have resulted in a decrease in gross margin of $26,000 and $23,000 for the three month and six month periods ended October 31, 1998. Management does not expect future sales of the franchise segment to materially increase over present levels.

Company Owned Segment

The increase in revenue from direct equipment sales and service was $219,000 and $839,000 for the three month and six month periods ended October 31, 1999, respectively, compared to the same time periods from the prior year. The gross margin percentage on direct equipment sales and service declined approximately 1% from 34% for the six months ended October 31, 1998 to 35 % for the six months ended October 31, 1999. Gross margins for the three month periods ending October 31, 1999 compared to the same periods of the prior year were unchanged. The increase in sales reflects the Company's strategy to grow by acquisition in the Southwest United States. Sales for the three and six months ended include two acquisitions in the Dallas and one acquisition in the Denver markets. A second acquisition in Denver was completed at the end of October 1999 in Denver, but had no operations included for the reporting periods. Included in the direct equipment sales and service amounts for the three month and six month periods ended October 31, 1998 were the operations of three subsidiaries that were disposed of and are not included in the current periods' operations. The Company's national account sales for the six months ended October 31, 1999 were $1,580,000 compared to $1,780,000 for the first six months of the prior year. The gross margin percentage realized on these sales for both periods was 38%. The decrease in sales is the result of reduced activity with the Company's largest national account customer.

The increase in selling expenses was $89,000 and $196,000 for the three month and six month periods ended October 31, 1999, respectively, compared to the same time periods from the prior year. This increase was due to increased commissions on higher sales volume and a larger sales force in company owned operations.

In June of 1998, the Company entered into a letter of intent to merge with Interconnect Acquisition Corporation ("IAC"), a privately-held company. The merger was completed October 28, 1998. In connection with the merger, the Company effected management changes, including the election of Jim Ciccarelli as Chief Executive Officer and a director of the Company and Lionel Brown as President of the Company. Included in the loss for the six months ended October 31, 1998 is officer severance compensation of $138,000 related to two executive officers who are no longer with the Company.

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


Lack of Working Capital; Need for Additional Financing
------------------------------------------------------

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. Although the Company's working capital deficit has been reduced by approximately $300,000 at October 31, 1999 as compared to its position at April 30, 1999, the Company is continuing its efforts to obtain additional capital. The Company has no firm commitments from any source and there can be no assurance the Company will obtain the necessary capital. Moreover, due to the Company's poor liquidity and operating results and the absence of a NASDAQ listing for its Common Stock, the cost of obtaining additional capital is expected to be significant.

The Company completed a private placement of equity securities on May 25, 1998. The private placement consisted of 283,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $2.50 for a period of five years. Total proceeds from this offering were $353,000 of which $310,000 were received during the six months ended October 31, 1998.

In May 1999, the Company completed an offering of 13,807.5 Units with each Unit consisting of one share of Series H Preferred Stock and warrants to purchase 40 shares of common stock at $3.00 per share through March 31, 2004. The Company received $2,761,500 in gross proceeds from this offering. All of the shares of Series H Preferred Stock have been converted into an aggregate of 2,761,500 shares of common stock. On October 21, 1998, the Company closed escrow on $1,035,000 from the offering of preferred stock and common stock purchase warrants.

During the six months ended October 31, 1999, the Company received net proceeds of approximately $1,362,000 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants. Each Unit consists of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. The Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004. Subsequent to October 31, 1999 additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes, and that if the registration statement is not declared effective by April 30, 2000, the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of the acceleration right.If the institutional investors exercise the right to accelerate the maturity of their notes the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes.

The Company's accounts receivable financing agreement was subject to annual renewal in October 1999. The Company was informed that there had been changes in the lender's operations and that the lender would not renew the financing arrangement. A representative of the lender has assured the Company that it will be extended for a reasonable time to allow the Company to obtain another financing source. The Company is currently in discussions with another lender and believes that it should be able to replace the current agreement.

Year 2000 Issue
---------------

Based on an assessment in the prior fiscal year, the Company determined it needed to modify or replace its operating computer system, including both hardware and software, in order for the system to properly utilize dates beyond December 31, 1999. The Company selected a new operating system in October 1998 and secured the hardware and software in November. The cost of the new system approximates $100,000 of which $72,000 has been placed on a capital lease with a three year term. The system conversion from the old software to the new was started in December 1998 and has now been completed. All of the Company's operating units are utilizing the new system which is Year 2000 compliant. The Company does not believe that it will incur any additional material costs for Year 2000 remediation.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's major suppliers have indicated that their systems are Year 2000 compliant. However, the Company does not have any control over these or other third parties with whom the Company does business and, therefore, the Company can not currently determine to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 Issue. The Company does not have a formal contingency plan for potential Year 2000 disruptions. The Company does not currently intend to create a plan inasmuch as any such disruptions would be the result of problems external to the Company over which the Company would have no practical control or cost effective means to avert. As a worst case scenario, the Company would expect a short term interruption of the delivery by suppliers of important goods or services or of necessary energy, telecommunications and transportation needs critical to the distribution and sale of the Company's products, the electrical power and other utilities to sustain operations, or reliable means of obtaining supplies and transporting products to customers. Should any interruption extend beyond a few days, it could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

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


                                   Communications World International, Inc.
                                   ---------------------------------------------
                                         (Registrant)




Date: December 13, 1999            /s/ James M. Ciccarelli
      -----------------            ---------------------------------------------
                                   James M. Ciccarelli, Chief Executive Officer



Date: December 13, 1999            /s/ David E. Welch
      -----------------            ---------------------------------------------
                                   David E. Welch, Chief Financial Officer