Form 10QSB
period 2000-01-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 2000-03-14
CIK 727347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB



                _______________________________________________

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  January 31, 2000

     [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _____________.


     Commission file No. 0-30220


                _______________________________________________

                  COMMUNICATIONS  WORLD  INTERNATIONAL,  INC.
                  -------------------------------------------
                (Name of Small Business Issuer in Its Charter)


               Colorado                                    84-0917382
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  7315 S. Revere Parkway, Englewood,  Colorado                80112
------------------------------------------------      ---------------------
  (Address of principal executive offices)                  (Zip Code)

                                (303) 721-8200
                ----------------------------------------------
                Issuer's Telephone Number, Including Area Code


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ____
    ---

As of January 31, 2000 the issuer had 7,628,668 shares of its no par value Common Stock issued and outstanding.

                                    Part I

                             Financial Information

Item 1.  Financial Statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet (Unaudited)
                               January 31, 2000
                           (In Thousands of Dollars)

________________________________________________________________________________

ASSETS
------
Current assets:
   Cash                                                                                            $   200
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $239                                                                     1,799
   Inventory                                                                                           386
   Prepaid expenses                                                                                     80
                                                                                                   -------
       Total current assets                                                                          2,465

Property and equipment, net                                                                            371
Deposits and other assets                                                                              182
Intangible assets, net                                                                               3,197
Deferred tax asset                                                                                   1,045
                                                                                                   -------
                                                                                                   $ 7,260
                                                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Trade accounts payable                                                                         $ 1,343
    Revolving line of credit                                                                         1,007
    Current portion of notes payable                                                                   682
    Accrued expenses                                                                                   462
    Deposits and other current liabilities                                                              67
                                                                                                   -------
       Total current liabilities                                                                     3,561

Capital lease obligations and deferred revenue                                                          30
Notes payable (including $857 due to related parties)                                                2,914
                                                                                                   -------
       Total liabilities                                                                             6,505
                                                                                                   -------

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
       Series C (cumulative) - 50,000 shares issued and outstanding,                                    50
       Series F (cumulative) - 30,000 shares issued and outstanding                                     30
   Common stock, no par value, 25,000,000 shares authorized,
       shares issued and outstanding; 7,628,668                                                      8,119
   Additional paid-in capital                                                                          569
   Accumulated deficit                                                                              (8,013)
                                                                                                   -------
        Total stockholders' equity                                                                     755
                                                                                                   -------
                                                                                                   $ 7,260
                                                                                                   =======

See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended January 31, 2000 and 1999
           (In Thousands of Dollars except Earnings Per Share data)

________________________________________________________________________________

                                                            For the Three Months Ended January 31,
                                                            --------------------------------------
                                                                 2000                    1999
                                                                ------                  ------
Revenue:
   Franchise equipment sales                                    $1,328                  $1,153
   Direct equipment sales and service                            2,654                     688
   Royalty fees                                                     30                      43
   Other revenue                                                    66                      23
                                                                ------                  ------
        Total revenue                                            4,078                   1,907

Costs and expenses:
    Cost of franchise equipment sales                            1,219                   1,029
    Cost of direct equipment sales and service                   1,856                     459
    Selling                                                        274                     122
    General and administrative                                     885                     580
    Cost of expired letters of intent                                -                      33
    Depreciation and amortization                                   77                      42
    Interest expense                                               133                      58
                                                                ------                  ------
        Total cost and expenses                                  4,444                   2,323

(Loss) from operations before income taxes                        (366)                   (416)

Income tax benefit                                                   -                       -
                                                                ------                  ------

(Loss) from continuing operations                                 (366)                   (416)
                                                                ------                  ------

Discontinued operations, net of income taxes:
  Loss from operations of subsidiaries sold                          -                     (18)
  Loss on sale of subsidiaries                                       -                    (396)
                                                                ------                  ------

Loss from discontinued operations                                    -                    (414)

   Net (loss)                                                   $ (366)                 $ (830)
                                                                ======                  ======

Earning per share:
     Basic:
        Loss from continuing operations                         $ (.05)                 $ (.21)
                                                                ======                  ======
        Net (loss)                                              $ (.05)                 $ (.43)
                                                                ======                  ======
     Fully diluted:
        Loss from continuing operations                         $ (.05)                 $ (.21)
                                                                ======                  ======
        Net (loss)                                              $ (.05)                 $ (.43)
                                                                ======                  ======

See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
              For the Nine Months Ended January 31, 2000 and 1999
           (In Thousands of Dollars except Earnings Per Share data)

________________________________________________________________________________


                                                            For the Nine Months Ended January 31,
                                                            -------------------------------------
                                                                  2000                    1999
                                                                 ------                  ------
Revenue:
   Franchise equipment sales                                    $ 3,950                 $ 4,069
   Direct equipment sales and service                             6,789                   2,482
   Royalty fees                                                     111                     148
   Other revenue                                                    189                      56
                                                                -------                 -------
        Total revenue                                            11,039                   6,755

Costs and expenses:
    Cost of franchise equipment sales                             3,602                   3,610
    Cost of direct equipment sales and service                    4,530                   1,567
    Selling                                                         774                     275
    General and administrative                                    2,385                   1,765
    Executive officer severance compensation                          -                     138
    Cost of expired letters of intent                                 -                      78
    Depreciation and amortization                                   181                     150
    Interest expense                                                258                     193
                                                                -------                 -------
        Total cost and expenses                                  11,730                   7,776

       (Loss) from operations before income taxes                  (691)                 (1,021)

Income tax benefit                                                    -                       -
                                                                -------                 -------

(Loss) from continuing operations                                  (691)                 (1,021)

Discontinued operations, net of income taxes:
  Loss from operations of subsidiaries sold                           -                     (33)
  Loss on sale of subsidiaries                                        -                    (396)
                                                                -------                 -------

Loss from discontinued operations                                     -                    (429)
                                                                -------                 -------

         Net (loss)                                             $  (691)                $(1,450)
                                                                =======                 =======

Earning per share:
     Basic:
        (Loss) from continuing operations                       $  (.10)                $  (.53)
                                                                =======                 =======
        Net (loss)                                              $  (.10)                $  (.75)
                                                                =======                 =======
     Fully diluted:
        (Loss) from continuing operations                       $  (.10)                $  (.53)
                                                                =======                 =======
        Net (loss)                                              $  (.10)                $  (.75)
                                                                =======                 =======

See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended January 31, 2000 and 1999
                           (In Thousands of Dollars)

________________________________________________________________________________

                                                                  For the Nine Months Ended January 31,
                                                                  -------------------------------------
                                                                        2000                   1999
                                                                       ------                 ------
Cash flows from operating activities:
   Net (loss)                                                         $  (691)               $(1,450)
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                   181                    150
          Provision for losses on accounts and notes receivable           101                     34
          Intangible write off - discontinued operations                    -                    259
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                       (445)                   573
               Inventories                                                (54)                   150
               Prepaid expenses                                           (72)                   (23)
               Deposits and other assets                                 (141)                     2
               Notes receivable                                           (44)                     -
               Trade accounts payable                                    (474)                  (126)
               Accrued expenses                                           107                   (185)
               Other liabilities                                           47                    (56)
                                                                      -------                -------
               Net cash (used) by  operating activities                (1,485)                  (672)
                                                                      -------                -------

Cash flows from investing activities:
    Acquisitions                                                       (1,636)                   (64)
    Capital expenditures                                                 (219)                   (22)
                                                                      -------                -------
               Net cash used by investing activities                   (1,855)                   (86)
                                                                      -------                -------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                         510                   (961)
    Sale of Common Stock                                                  507                    310
    Sale of warrants                                                       18                      -
    Net proceeds from sale of Preferred Stock                               -                  1,759
    Redemption of Preferred Stock                                          16                      -
    Notes payable                                                       2,756                      -
    Repayment of notes and contract payable                              (308)                  (294)
    Repayment of capital lease obligations                                (16)                   (15)
                                                                      -------                -------
               Net cash provided by financing activities                3,483                    799

Net increase (decrease) in cash                                           143                     41

Cash at beginning of the period                                            57                     14
                                                                      -------                -------
Cash at end of the period                                             $   200                $    55
                                                                      =======                =======

See accompanying notes to consolidated financial statements

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) - continued
              For the Nine Months Ended January 31, 2000 and 1999
                           (In Thousands of Dollars)

________________________________________________________________________________

                                                                              2000                      1999
                                                                             -----                     -----
Supplemental disclosures of cash flow information:
        Interest paid                                                        $ 164                     $ 192

    Non-cash investing activities:
        Sale of operating subsidiaries:
            Exchange of preferred stock as consideration                                               $ 372
            Note receivable taken as partial consideration                                             $  25
    Business acquisitions financed by :
            Issuance of common stock                                         $ 492
Conversion of preferred stock to common stock                                $ 491
Conversion of notes payable to common stock                                  $  15

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

(2)  Acquisitions

     During the nine months ended January 31, 2000, the Company completed the acquisitions of two companies. The excess of purchase price over tangible assets in these two acquisitions was approximately $1,559,000. The acquisitions were made with a combination of cash, issuance of common stock and notes. Common stock was issued at the quoted market price within five business days of the closing of the sale. A total of 442,050 shares of common stock were issued at the total market price of $492,123. Notes were issued in the aggregate principal amount of $509,500 at an interest rate of 7% per annum with various maturities through 2003.

(3)  Convertible Debt Offerings

     During the nine months ended January 31, 2000, the Company received net proceeds of approximately $1,362,000 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants. Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400.
     Each Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004.

           COMMUNICATIONS WORLD INTERNATIONAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)

________________________________________________________________________________

(3)  Convertible Debt Offerings (continued)

     In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes, and that if the registration statement is not declared effective by April 30, 2000, the institutional investors have the right to accelerate the maturity date of their notes to nine months from the date of exercise of the acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes, the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes.

(4)  Revolving Line of Credit

     In January 2000 the Company entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits the Company to borrow up to $2,000,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. The revolving line of credit is collaterallized by substantially all of the assets of the Company.

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


Results of Operations

For the three month and nine month periods ended January 31, 2000, Communications World International, Inc. ("CommWorld" or the "Company") reported net losses from continuing operations of $366,000 and $691,000, respectively, as compared to net losses of $416,000 and $1,021,000 for the comparable periods ended January 31, 1999. Total revenue for the quarter ended January 31, 2000 was $4,078,000 compared to total revenue of $1,907,000 for the quarter ended January 31, 1999. For the nine month period ended January 31, 2000, total revenue was $11,039,000 compared to total revenue of $6,755,000 for the nine month period ended January 31, 1999. During the nine months ended January 31, 2000, the Company completed two acquisitions. One acquisition was completed on September 30, 1999, and the other acquisition was completed on October 29, 1999. Results of operations for these two acquisitions have been included in the Company's Consolidated Statements of Operations since the respective date of acquisition.


Franchise Segment

The sales of the franchise segment in the three month and nine month periods ended January 31, 2000, remained relatively stable as compared to the same time periods from the prior year. The gross margin percentage on franchise equipment sales was approximately 8% for the three month and 9% for the nine month periods ended January 31, 2000 as compared to gross margins of approximately 11% for the same periods in the prior year. The prior year gross margins were improved by a discount of $127,000 related to an agreement with Toshiba America Information Systems, Inc., ("TAIS") the Company's principal supplier, to treat as non interest bearing a note payable to TAIS in the amount of $1,086,000. Exclusive of the $127,000 discount, the gross margins from franchise equipment sales would have resulted in a decrease in gross margin of $8,000 the nine month period ended January 31, 1999. Management does not expect future sales of the franchise segment to materially increase over present levels.

Company Owned Segment

The increase in revenue from direct equipment sales and service was $1,966,000 and $4,307,000 for the three month and nine month periods ended January 31, 2000, respectively, compared to the same time periods from the prior year. The gross margin percentage on direct equipment sales and service declined approximately 4% from 37% for the nine months ended January 31, 1999 to 33 % for the nine months ended January 31, 2000. Gross margins for the three month periods ending January 31, 1999 compared to the same periods of the prior year declined 3% from 33% to 30%. The decrease in gross margin reflects an increase in less profitable service business versus higher margin equipment installation and sales in the Company's national account operations. The decrease in equipment installation and sales in the Company's national account operations is the result of reduced activity with the Company's largest national account customer. The increase in sales reflects the Company's strategy to grow by acquisition in the Southwest United States. Sales for the three and nine months ended include two acquisitions in the Dallas (completed in March and September
1999) and two acquisitions in the Denver (completed in April and October 1999) markets. During the three month and nine month periods ended January 31, 1999 the operations of three subsidiaries were disposed of and were not included in the respective periods' operations.

The increase in selling expenses was $81,000 and $279,000 for the three month and nine month periods ended January 31, 2000, respectively, compared to the same time periods from the prior year after giving effect to $71,000 and $220,000 of selling expenses for the prior year comparable periods included in loss from operations sold. This net increase was due to increased commissions on higher sales volume and a larger sales force in company owned operations.

In June of 1998, the Company entered into a letter of intent to merge with Interconnect Acquisition Corporation ("IAC"), a privately-held company. The merger was completed January 28, 1999. In connection with the merger, the Company effected management changes, including the election of Jim Ciccarelli as Chief Executive Officer and a director of the Company and Lionel Brown as President of the Company. Included in the loss for the nine months ended January 31, 1999 is officer severance compensation of $138,000 related to two executive officers who are no longer with the Company.

In conjunction with the merger with IAC, the Company is pursuing several acquisition targets. Costs associated with these potential acquisitions are deferred and either capitalized as part of the cost of acquisition or are expensed at the time that it is determined that the acquisition will not be completed. Included in the loss for the nine months ended January 31, 1999 are $78,000 of costs associated with expired letters of intent.

The increase in general and administrative expenses was $221,000 and $176,000 for the three month and nine month periods ended January 31, 2000, respectively, compared to the same time periods from the prior year after giving effect to $84,000 and $444,000 of general and administrative expenses for the prior year comparable periods included in loss from operations sold. This net increase is due to the increased number of locations where the Company conducts operations and on the resulting higher volume of Company activity. Additionally, executive compensation increased by approximately $48,000 and $93,000 for the three and nine month periods ended January 31, 2000, respectively, compared to the same time periods from the prior year.

Lack of Working Capital; Need for Additional Financing
------------------------------------------------------

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. Although the Company's working capital deficit has been reduced by approximately $600,000 at January 31, 2000 as compared to its position at April 30, 1999, the Company expects to continue its efforts to obtain additional capital. The Company has no firm commitments from any source and there can be no assurance the Company will obtain the necessary capital. Moreover, due to the Company's poor liquidity and operating results and the absence of a NASDAQ listing for its Common Stock, the cost of obtaining additional capital is expected to be significant.

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

In October 1999 the Company completed an offer of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants. Each Unit consists of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. The Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004. The Company received net proceeds of approximately $1,362,000 from the sale of these units.

In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors.
The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes, and that if the registration statement is not declared effective by April 30, 2000, the institutional investors have the right to accelerate the maturity date of their notes to nine months from the date of exercise of the acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes.

In January 2000, the Company entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits the Company to borrow up to $2,000,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. The revolving line of credit is collaterallized by substantially all of the assets of the Company.

                                    Part II

                               Other Information
Item 5. Other Information.

On March 10, 2000, the Company entered into an agreement for a business combination with Business Products, Inc. ("BPI"). BPI provides advanced data technology services. It is headquartered in Denver, and has offices in Seattle and Salt Lake City. BPI is privately held by Michael G. St. John and members of his family. It is contemplated that, in connection with the merger, the St. Johns will receive an aggregate of 12,600,000 shares of the Company's common stock and warrants to purchase an additional 3,000,000 shares at $1.50 per share if certain benchmarks are satisfied.

The merger is subject to approval of the Company's shareholders as well as obtaining various approvals, and customary closing conditions.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10. General Credit and Security Agreement dated January 29, 2000, with SPECTURM Commercial Services.


(b)  Reports on Form 8-K

Form 8-K filed on November 8, 1999, reporting the purchase of certain assets and assumption of certain liabilities of West-Tech Communications Corp.

Form 8-K/A filed on January 7, 2000, reporting the historical financial information and pro forma financial information for the purchase of certain assets and assumption of certain liabilities of West-Tech Communications Corp.



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Communications World International, Inc.
                                ------------------------------------------------
                                    (Registrant)



Date:  March 13, 2000           /s/ James M. Ciccarelli
       --------------           ------------------------------------------------
                                    James M. Ciccarelli, Chief Executive Officer



Date:  March 13, 2000           /s/  David E. Welch
       --------------           ------------------------------------------------
                                     David E. Welch, Chief Financial Officer