Form 10KSB
period 2000-04-30
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 2000-08-04
CIK 727347

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   ----------

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended:  APRIL 30, 2000

[ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For THE transition period from                   to                  .
                                    ----------------      ----------------

Commission file number:  0-30220


                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



                            Colorado                                                       84-0917382
  --------------------------------------------------------------             -----------------------------------
  (State or other jurisdiction of incorporation or organization)             (I.R.S Employer identification No.)



     7388 S. Revere Parkway,  Suite  1000, Englewood,  Colorado                             80112
     ----------------------------------------------------------                     ----------------------
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

     Check whether the issuer: (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days. Yes [X]    No [ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year:  $15,042,000

     The aggregate market value of the voting stock held as of July 14, 2000 by non affiliates of the issuer was $9,266,000. As of July 14, 2000 the issuer had 8,390,044 shares of its no par value Common Stock issued and outstanding.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS

General

Communications World International, Inc. (the "Company" or "CommWorld") was incorporated in 1983 under Colorado law and has its principal executive offices at 7388 South Revere Parkway, Englewood, Colorado 80112. The Company markets a range of voice communications products and technical services to large communication companies and directly to large and small end users in the Denver, Houston and Dallas/Ft. Worth metropolitan areas. The Company's national accounts program markets the same products and services directly to multi-location businesses. In addition, the Company has a franchise distribution network that sells telephone systems and peripheral products, such as voice messaging and related systems, for business users. At April 30, 2000 the Company had 59 franchises located in 24 states.

Interconnect Industry

CommWorld's principal business is in the interconnect telephone industry, which sells and services private telephone systems for the business user. The interconnect industry, so-called because it involves the connection of privately manufactured and owned equipment to local telephone systems, developed from the divestiture of the Bell operating companies and court and regulatory rulings allowing telephone customers to connect separately purchased equipment to existing local telephone systems.

The interconnect industry continues to expand beyond sales of traditional telephone equipment, with the greatest growth in sales of voice processing, data communications, and data processing equipment.

Company Strategy

CommWorld has incurred substantial losses in recent fiscal years. CommWorld's available cash and other liquid resources have been low and CommWorld's ability to expand has been impaired. During the fiscal year ended April 30, 1999, the Board of Directors of CommWorld determined that a new business strategy was needed. As a result CommWorld made key management changes, completed a merger with Interconnect Acquisition Corporation and established as its mission to become a highly profitable and dominant interconnect company in selected U.S. markets. CommWorld's strategy to achieve this mission is to acquire select, local interconnect companies, build a portfolio of products and services to provide the customer convenient communications procurement, and conduct an efficient operation. This involves a shift from the franchise model of distribution to providing direct sales and service to the end customer. CommWorld also believes consummating its acquisition strategy will enable it to improve its marketing of larger PBX Systems.

In implementing the new strategy CommWorld completed its first two acquisitions in fiscal 1999. In March, 1999 CommWorld closed on its acquisition of assets from Texas based Connective Resources, Inc. ("CRI") and in April, 1999 completed the acquisition of Donaldson and Associates, Inc., a franchisee, which has been doing business as CommWorld of Denver. These acquisitions are further described in the Notes to the consolidated financial statements in Item 7. CommWorld also completed the sale of the assets of its operating units in Phoenix and Tucson, Arizona and its operating unit in Alexandria, Virginia. The operating units were repurchased by the original owners principally in exchange for the cancellation of preferred stock. Although the strategic business plan for CommWorld is to grow through acquisitions in selected U.S. markets, it plans to initially concentrate these efforts in

Colorado and Texas. CommWorld also considered other factors in connection with the disposition of these units, principally the size of those operations relative to the costs involved in coordinating those operations with other parts of CommWorld due to their geographic locations and profitability.

During fiscal 2000 CommWorld completed three additional acquisitions:

o In September 1999 CommWorld acquired Willpower, Inc., d/b/a RMS Communications ("RMS") with operations in the metropolitan Dallas/Ft. Worth area.

o In October 1999 CommWorld acquired the operations of West-Tech Communications, Inc., in the Denver metropolitan area.

o In March 2000 CommWorld acquired the operations of Allstar Telecom Systems, a division of Allstar Systems, Inc., in the Houston metropolitan area.

In March 2000 CommWorld signed a definitive agreement to acquire Business Products, Inc., with operations in Denver, Colorado. In May 2000 the definitive agreement was terminated by Business Products, Inc.

The Company expects to continue to seek acquisitions of companies with complementary operations and business strategies.

Company Operations

Company operations provide a variety of products and services to customers, including:

Telephone equipment sales, installation and service, which includes sales of:

o Key and Hybrid-Key telephone systems, designed and marketed to small to medium sized users who need to support from 5 to 150 users.

o Private Branch Exchange (PBX) systems, designed to support medium to large users who need to support from 50 to over 10,000 users.

o Computer Telephony Integrated (CTI) systems have integrated computer technologies with traditional telephone technologies. These systems provide most of the features of the Key system while providing features to support networking, voice over IP and full IP telephony capabilities. CTI systems meet the needs of small to medium sized users who are supporting 10 to 100 users.

o Products such as voice mail, automated call distribution (ACD) systems and unified messaging all of which can be added to the core telephone system.

PBX network engineering involving the design for linking multiple PBX systems together into an integrated network covering multiple facilities over a wide geographic area.

Integrated telecommunication system design, installation, remote management and support of a wide variety of customer premise telephone equipment for companies having multiple locations.

Design and installation of structured cabling systems for use with voice and/or data networks. Structured cabling systems include wiring, connectors and panels designed and installed to meet precise engineering standards in order to optimize performance.

Project management for large installations of telephone systems which require the management of multiple tasks and diverse resources including planning, input from customer stake-holders, multiple equipment manufacturers, multiple communication service providers, construction crews, moving companies, cabling services, installation crews, training and follow-up services.

Technical consulting to provide assistance with design or trouble shooting of complex problems.

Coordination and installation of access to long distance telephone service.

On site technical support for large installations involving Company technicians working full time at a customer site managing the equipment.

Subcontracting of above services to communications companies.

Franchise Program

CommWorld's franchise division purchases telephone and related communications equipment from manufacturers and supply houses. CommWorld sells this equipment to the franchisees who, in turn, sell the equipment to their customers and connect this equipment to local telephone company lines servicing areas in which their customers are located. The principal telephone systems sold to customers are Key telephone systems, which differ from larger PBX systems. At April 30, 2000, CommWorld had 59 franchises located in 24 states. The Company is not currently attempting to expand its franchise network through sales of additional franchises. See Item 6.

The franchisee is entitled to purchase equipment from or through CommWorld on a "cost mark-up royalty" basis, meaning based on the cost to CommWorld of equipment and products purchased plus a mark-up to the franchisee. The amount of the cost mark-up royalty varies by manufacturer and by the volume of purchases of the individual franchisee. A franchisee only pays royalties on equipment purchased through or from CommWorld.

The franchisee is not required to make any purchases of equipment through CommWorld; however, CommWorld believes it will be able to obtain favorable pricing from suppliers based on negotiated purchases and quantity buying arrangements. CommWorld anticipates these prices will be lower than prices which the franchisee could negotiate directly with suppliers. Currently, most franchisees purchase some equipment or services from CommWorld. The franchisee is responsible for all warranty service on equipment sold by it and manufacturers' warranties are passed through to the franchisee. The franchisee is granted a license to use the "COMMWORLD" name and trademarks in the franchised territory. The franchisee is required to conform to certain standards of business practices, to maintain minimum inventories of products and services, and to make arrangements with local telephone companies, as necessary, to provide installation services to customers. The installation and the service work performed by the franchisees is either done by their staff or is subcontracted through installation companies, which are independently owned and operated. Each franchise is run as an independent business and, as such, is responsible for the operation of its business including the collection of receivables, arrangement of any customer financing, and employment of adequate staff.

Franchisees are permitted to assign their franchise provided CommWorld receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and CommWorld receives a transfer fee equal to 10 percent of the franchise fee then in effect. In addition, CommWorld has the right of first refusal to purchase the franchise prior to its sale to another party.

The term of the franchise is for 10 years unless terminated earlier. CommWorld has the right to terminate any franchise in the event of the franchisee's bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the initial term of the agreement for an additional 10 years if, at the time of renewal, the franchisee is in good standing and pays a successor franchisee fee in the amount of 10 percent of the franchise fee then in effect.

Competition

CommWorld competes with other interconnect telephone companies on the basis of the equipment offered by CommWorld and its franchisees, price and after-sale service.

CommWorld faces intense competition from AT&T, Williams Communications, the various former regional Bell operating companies and over 10,000 other companies believed to be engaged in the interconnect telephone industry. Many of these companies have resources substantially greater than those of CommWorld. It can be expected competition in the interconnect telephone industry will be intense for the foreseeable future.

CommWorld believes that it offers certain advantages to its end customers and franchises. CommWorld believes that many factors may enter into a purchase decision by its direct customers, and customers of its franchises. These factors typically include pricing, product selection, service and support, and the ability to meet the customers' delivery and installation requirements. Although CommWorld attempts to satisfy its prospective customers' needs in these areas, it expects to continue to encounter significant competition from other firms.

Product Supply

CommWorld currently purchases telephone systems and various peripheral equipment from several major suppliers. One of the suppliers, Toshiba America Information Systems, Inc. ("TAIS"), provided approximately 55% of the inventory and products purchased by CommWorld during the year ended April 30, 2000 while offering flexible credit terms. If CommWorld's relationship with TAIS were to cease, or to deteriorate, it could have a significant adverse impact on the franchise operations of CommWorld. Product availability from suppliers under open lines of credit has been sufficient for CommWorld's current operations. However, all products may not necessarily be available in the future. CommWorld continually monitors changes in products offered by these manufacturers, as well as others, to review its current and future product mix. CommWorld's products have limited warranties by their vendors for defects in material and workmanship.

Regulation

The Federal Communications Commission ("FCC") regulates the telephone industry. The FCC has a registration program providing minimum specifications for customer-owned equipment.

The Federal Trade Commission ("FTC") requires franchisors to provide prospective franchisees with a Uniform Franchise Offering Circular, which sets forth, detailed information about the franchisor and the franchise program.

A number of states require a franchisor to register prior to selling franchises in those particular states and CommWorld registers its offering of the franchise program in those states in which registration is required. In addition, states may impose certain minimum requirements on franchises located within that state. For example, franchises in Iowa, by law, have a three-mile exclusive territory.

Employees

As of April 30, 2000, CommWorld had approximately 130 full-time employees involved in technical service, maintenance, installation, administration, sales, accounting, warehousing, and franchise relations.

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of management, as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in and include, without limitation, the Company's plans for its business, including the introduction of new products and services, expansion into new markets, and mergers and acquisitions. In addition, in those and other portions of the Report, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to specifically identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including the risk factors described in this Report. In addition to factors described elsewhere in this Report, the Company specifically cautions the factors listed under the caption "Risk Factors" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

RISK FACTORS

In evaluating the Company and its business, this entire Report (including the Exhibits) should be read carefully and special consideration given to, among others, the following risk factors in addition to the other information contained in this Report.

Recent Operating Losses; Accumulated Deficit

For the year ended April 30, 2000 ("fiscal 2000"), CommWorld reported a loss from continuing operations before taxes of $1,558,000 as compared to a loss of $1,351,000 for the year ended April 30, 1999 ("fiscal 1999"). CommWorld had an accumulated deficit at April 30, 2000 of approximately $9,925,000 and has a working capital deficit of $1,643,000. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral at April 30, 2000. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. The Company sold convertible notes during fiscal 2000. These proceeds were used to fund operations of the Company and to fund the cash purchase price of the acquisitions completed during fiscal 2000. Management believes that the Company will increase revenues and cash flows in the future as a result of expected increases in internally generated sales. Furthermore, the Company expects to realize additional economies through its integration of past and future acquisitions. However, to support anticipated future growth in operations and to provide additional capital for acquisitions, the Company will need to raise additional debt and/or equity capital.

Although management cannot provide assurance that the Company will ultimately achieve profitable operation or be cash positive nor that the Company will raise additional debt and/or equity capital, based on the revenue growth and prior demonstrated ability to raise sufficient capital, management believes that the Company's capital resources will be adequate to maintain its business strategy in the near term.

However, if losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations.

CommWorld made significant changes in its management personnel in fiscal 1999, there can be no assurance CommWorld will be more successful in its operations, or that the acquisition candidates selected by the new management will enable CommWorld to be profitable in the future. For additional information regarding CommWorld's operations, see Item 6.

Changes In Technology

The interconnect industry in which CommWorld operates has experienced technological advances and, in order to satisfy customer demands, CommWorld has to offer the latest available equipment and services. Although CommWorld has established relationships with several major suppliers of telephone interconnect equipment, in the event other suppliers offer more advanced equipment, there is no assurance CommWorld would be able to establish satisfactory relationships with these other manufacturers.

Relationships With Suppliers

Although CommWorld has established relationships with several suppliers of telephone equipment including NEC, TAIS, Nortel, Comdial, Inc., Mitel, and Sprint/North Supply, Inc., there is no assurance CommWorld will continue to be able to maintain these relationships, and to purchase products under advantageous terms and conditions from its suppliers. This may adversely affect CommWorld's ability to offer products to its customers. CommWorld has not been granted exclusive rights to any sales area by its suppliers, and certain suppliers, such as Sprint, may sell directly to end users. CommWorld's largest supplier, TAIS, does not typically sell to end users, but does service certain large accounts, and may compete with CommWorld.

TAIS provided approximately 55% of the inventory and products purchased by CommWorld during the year ended April 30, 2000 while offering flexible credit terms. In December 1995, CommWorld negotiated a restructuring of its obligations with TAIS, which included a requirement that CommWorld use proceeds from future financing to prepay the debt owed to TAIS. TAIS has cooperated with CommWorld in waiving this provision to accommodate CommWorld's capital needs. Although CommWorld believes it should be able to meet its immediate obligations to TAIS and other working capital requirements, CommWorld believes that its ability to meet its obligations to TAIS and other material obligations will be dependent upon the success of its acquisition program and its plan to increase revenues, improve gross profit margins and contain general and administrative expenses, which will also be dependent upon obtaining additional financing. The availability of such financing is not assured. If CommWorld's relationship with TAIS were to cease or to deteriorate, it could have a significant adverse impact on CommWorld's operations.

Lack Of Information Regarding Acquisition Candidates

Acquisitions of other companies in the telecommunications industry is a principal objective of CommWorld. During fiscal 2000, CommWorld made three acquisitions. CommWorld has identified other candidates for acquisition, but has no firm arrangements for acquisition. Although management of CommWorld will endeavor to evaluate the risks inherent in any particular acquisition candidate, there can be no assurance CommWorld will properly ascertain all such risks. Management of CommWorld will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and may have broad discretion with respect to the specific application of proceeds of future financing.

Although CommWorld intends to consider the ability of the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, there can be no assurance that CommWorld's assessment of management will prove to be correct. CommWorld does not intend to rely upon the assistance of outside consultants to assess the management skills of acquisition candidates. In addition, there can be no assurance management of the acquired companies will have the necessary skills to manage a company intending to implement an aggressive acquisition program.

Appropriate Acquisitions May Not Be Available

Results of CommWorld's business plan are affected by CommWorld's ability to identify, attract and acquire attractive acquisition candidates, which may take considerable time. No assurances can be given whether CommWorld will be successful in identifying, attracting or acquiring desirable acquisition candidates, whether such candidates will be successfully integrated into CommWorld, or if the acquisition candidates, once acquired, will be profitable. The failure to complete acquisitions or to operate the acquired companies profitably could be expected to have a material adverse effect on CommWorld's business, financial condition and results of operations.

Integration Of Acquisitions

CommWorld's strategic objective, which is subject to additional financing, anticipates an acquisition program. The success of CommWorld will depend, in part, on CommWorld's ability to integrate the operations of the acquired companies. There can be no assurance CommWorld's management team will effectively be able to oversee the combined entity and implement CommWorld's operating and growth strategies. No assurance can be given CommWorld will be able to successfully integrate any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments to employees of such acquired companies, loss of customers, restructuring charges associated with the acquisitions and expenses associated with the change of control.

There can be no assurance CommWorld will be able to execute successfully its consolidation strategy or anticipate all of the changing demands that successive consolidation transactions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. In addition, there can be no assurance the rapid pace of acquisitions will not adversely affect CommWorld's efforts to integrate acquisitions and manage those acquisitions profitably. Any or all of these factors could have a material adverse effect on CommWorld's business, financial condition or results of operations.

Risks Related To Acquisition Financing; Leverage

CommWorld is currently planning to obtain additional financing. If CommWorld is successful in obtaining this financing and other financing related specifically to acquisitions (of which there is no assurance) CommWorld plans to use a significant portion of these resources to pursue its business strategy for growth. The timing, size and success of CommWorld's acquisition efforts and any associated capital commitments cannot be readily predicted. CommWorld currently intends to finance future acquisitions by using shares of its common stock, cash, borrowed funds, including the issuance of promissory notes to the sellers of the companies to be acquired, or a combination thereof. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, CommWorld may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to initiate and maintain its acquisition program. CommWorld may also use preferred stock in connection with acquisitions. If CommWorld does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that CommWorld will be able to obtain any additional financing that it may need for its acquisition program on terms that CommWorld deems acceptable.

CommWorld may borrow money to consummate future acquisitions or assume or refinance the indebtedness of acquired companies if CommWorld's management deems it beneficial to CommWorld. CommWorld anticipates it will need to borrow substantial funds to complete additional acquisitions, the availability of which is not assured. Among the possible adverse effects of borrowings are: (i) if CommWorld's operating revenues after the acquisitions are insufficient to pay debt service, there would be a risk of default and foreclosure on CommWorld's assets; (ii) if a loan agreement contains covenants requiring the maintenance of certain financial ratios or reserves, and any such covenant were breached without a waiver or re-negotiation of the terms of the covenant, then the lender could have the right to accelerate the payment of the indebtedness even if CommWorld has made all principal and interest payments when due; (iii) if the terms of a loan did not provide for amortization prior to maturity of the full amount borrowed and the "balloon" payment could not be refinanced at maturity on acceptable terms, CommWorld might be required to seek additional financing and, to the extent additional financing is not available on acceptable terms, to liquidate its assets; and (iv) if the interest rate of a loan is variable, CommWorld would be subject to interest rate fluctuations which could increase CommWorld's debt service obligations.

Consideration For Operating Companies May Substantially Exceed Asset Value

The purchase price of CommWorld's acquisitions will not be established by independent appraisals, but generally through arm's length negotiations between CommWorld's management and representatives of such companies. The consideration paid for each such company will be based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets are likely to be substantially less than the consideration paid for the companies. No assurance can be given the future performance of such companies will be commensurate with the consideration paid. Moreover, CommWorld expects to incur significant amortization charges resulting from consideration paid in excess of the fair value of the net assets of the companies acquired in business combinations accounted for under the purchase method of accounting.

Material Amount Of Intangible Assets

It is likely a substantial portion of CommWorld's total assets subsequent to the acquisitions will be goodwill. Goodwill is an intangible asset representing the difference between the aggregate purchase price for the assets acquired and the amount of such purchase price allocated to such assets for purposes of the balance sheet. It is expected any acquisitions completed by CommWorld would involve amortization of goodwill over long-term periods with the amount amortized in a particular period constituting an expense for that period. Generally, CommWorld amortizes goodwill over a 20-year period. Under accounting rules, CommWorld is required to make periodic evaluations to determine if goodwill has been impaired by reviewing the cash flows of acquired companies and comparing such amounts with the carrying value of the associated goodwill. If goodwill were impaired, CommWorld would be required to write down goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have an adverse impact upon the market price of the common stock.

Hart-Scott-Rodino Requirements

CommWorld's acquisition strategy may be subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which could adversely affect the pace of CommWorld's acquisitions. In addition, acquisitions of businesses in regulated industries would subject CommWorld to regulatory requirements which could limit CommWorld's flexibility in growing and operating its businesses.

Tax Considerations

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. CommWorld will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to CommWorld, the acquisition candidate and their respective shareholders. There can be no assurance, however, the Internal Revenue Service (the "IRS") or appropriate state tax authorities will ultimately assent to CommWorld's tax treatment of a consummated business combination. To the extent the IRS or state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to CommWorld, the acquisition candidate and their respective shareholders.

Competition For Acquisitions

CommWorld expects to encounter competition in making acquisitions from other companies with objectives similar to CommWorld, as well as from companies engaged in other acquisition type activities. Many companies have acquisition strategies similar to CommWorld in the telecommunications industry, including companies which are attempting to effect consolidations concurrent with conducting an initial public offering of securities. Consequently, CommWorld may expect competition in attracting acquisition candidates and the price to be paid for such candidates may be higher than the price which would be paid in a less competitive environment.

Even if CommWorld is successful in obtaining additional financing and completing several acquisitions, it is likely certain of its competitors will be substantially larger than CommWorld and have greater financial resources.

Volatility Of Stock Price

There has been significant volatility in the market price for CommWorld's common stock. The common stock is currently traded on the Electronic Bulletin Board, which may discourage investor interest in trading the common stock. On July 14, 2000, the closing bid price of CommWorld's common stock was $1.44 per share. There can be no assurance the price of the common stock will remain at or exceed current levels. Factors such as announcements relating to CommWorld's operations, acquisitions, new products and services, prices and costs of products, sales of products, new technology offered by CommWorld's competitors, government regulation or other matters may have a significant impact on the market price of CommWorld's securities. Moreover, although trading in CommWorld's common stock was more active in the fourth quarter of fiscal 2000 this may have been related to a significant merger which was planned, but terminated in May 2000. Trading has historically been limited and sporadic, which may contribute to volatility of the market price.

Regulation Of Trading In Low-Priced Securities May Discourage Investor Interest

Trading in CommWorld's common stock is subject to the "penny stock" rules of the Securities and Exchange Commission (the "SEC"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing before or with the customer's confirmation. In addition, the penny stock rules require prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. CommWorld believes the penny stock rules may discourage investor interest in, and limit the marketability of, the common stock of CommWorld.

Preferred Shares Available For Issuance; Current Acquisitions And Financing
Plans

CommWorld has 3,000,000 shares of preferred stock authorized. There are currently 10,000 shares of Series C Preferred Stock outstanding. Shares of preferred stock may be issued by CommWorld in the future without shareholder approval and upon such terms as the Board may determine. The rights of the holders of common stock will be subject to and may be affected adversely by the rights of holders of any preferred stock that may be issued in the future. The availability of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a third party from acquiring control of the common stock of CommWorld. CommWorld presently has no definitive arrangements for any acquisitions, and there can be no assurance CommWorld will be successful in obtaining additional financing or completing any acquisitions. Moreover, the terms of any such financing and/or acquisition may not be beneficial to CommWorld.

ITEM  2.      DESCRIPTION OF PROPERTY

The Company leases from non-affiliates: (i) 13,173 square feet of office and warehouse space in Englewood, Colorado, which is used for its corporate headquarters, for approximately $15,750 per month under a lease which expires in April, 2005, (ii) 6,000 square feet of office and warehouse space in Fort Collins, Colorado under a lease which expires in November, 2001 for approximately $4,800 per month and which has been subleased on substantially the same terms as the original lease, (iii) 5,870 square feet of office space in Dallas, Texas under a lease which expires in May, 2001 for approximately $4,400 per month, (iv) 9,000 square feet of office space in Arlington, Texas under a lease which expires in February, 2001 for approximately $3,600 per month, (v) 3,554 square fee of space in Golden, Colorado under a lease which expires in October, 2001 for approximately $2,363 per month, (vi) 3,260 square feet of office space in Houston, Texas under a lease which expires in April, 2004 for approximately $4,500 per month and (vii) approximately 7,700 square feet of space in Englewood, Colorado for approximately $14,100 per month pursuant to a lease, which expires in July, 2003. The Company subleased this space in January 1999, on a recourse basis for the remainder of the lease term on substantially the same terms as the original lease.

ITEM  3.          LEGAL PROCEEDINGS

The Company is not currently a party to any material pending or threatened legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CommWorld common stock trades on the Electronic Bulletin Board system under the symbol "CWII". Set forth in the following table are high and low bid quotations for each quarter in the fiscal years ended April 30, 2000 and 1999. Prior to the quarter ended January 31, 2000, trading in CommWorld common stock was limited and sporadic. The quotations below represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.


                                                                             COMMWORLD COMMON STOCK
                                                                         HIGH                      LOW
                                                                         -----                     ----
FISCAL 1999

July 31, 1998                                                              2.25                     1.75

October 31, 1998                                                           1.75                      .72

January 31, 1999                                                           1.13                      .90

April 30, 1999                                                             1.50                     1.13

FISCAL 2000

July 31, 1999                                                              1.31                     1.06

October 31, 1999                                                           1.44                      .94

January 31, 2000                                                           2.38                     1.00

April 30, 2000                                                             5.06                     1.75



CommWorld has not paid any dividends on the CommWorld common stock and does not anticipate paying cash dividends on the CommWorld common stock in the foreseeable future. CommWorld is currently precluded from paying dividends without the consent of its accounts receivable financing company.

ITEM  6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The focus of the Company in the fiscal years ended April 30, 2000 ("fiscal 2000") and April 30, 1999 ("fiscal 1999") has been to restructure the Company's existing operations and implement an acquisition growth strategy. This strategy involved the selling of three Company owned locations in fiscal 1999 and cost reductions in the remaining Company operations. These particular operations did not meet the criteria for new acquisitions because of their relative size or geographic location. At the end of fiscal 1999 the Company acquired two new operations, one in Denver and one in the Dallas metropolitan area, as part of the new growth strategy. In fiscal 2000 the acquisition strategy was continued with three acquisitions, one in each of the Denver, Dallas and Houston metropolitan areas. Further cost reductions were accomplished by the closing of the Ft. Collins, Colorado office and consolidating its operations with two metropolitan Denver offices into a new corporate headquarters facility. Ongoing staff consolidations resulting from the elimination of duplicate positions created from acquisitions are being planned.

The Company's franchise operations have remained constant over the past two years. As a result of the pricing and authorization practices of the industry the Company does not expect to be able to attract new franchisees. Unless these conditions change the Company does not plan to continue the expensive process of registering for franchise sales in the states requiring a franchise registration document. The Company expects to experience a gradual decline in franchise sales volume as the number of existing franchisees decline. The Company has no plans to abandon the franchise market. Where appropriate the Company will offer a distribution agreement to independent interconnects who wish to purchase certain authorized products from the Company.

In addition to maintaining a strong presence in the key telephone system market the Company has placed increased emphasis on the PBX market. The PBX market offers higher margin opportunities in equipment, installation and engineering. It is expected that this market will receive more resources of the Company and account for a greater percentage of sales volume in the future. Additionally, the Company is expanding its expertise in the rapidly emerging CTI market. Currently the Company provides subcontract technical support for major communications companies. This support is provided at a substantial discount from normal billing rates. While the Company expects to continue to provide this service it expects that these services will decrease as a percentage of the Company's overall business thus improving the Company's overall gross margin.

Year Ended April 30, 2000 Compared To Year Ended April 30, 1999

Total revenues were $15,042,000 and $9,150,000 for the year ended fiscal 2000 and the year ended fiscal 1999, respectively. CommWorld reported a net loss of $2,603,000 for fiscal 2000 as compared to a net loss of $1,780,000 for fiscal 1999. The increase of $823,000 in the net loss compared to the prior year is primarily attributable to the write off of a deferred tax asset of $1,045,000 and abandoned acquisition costs of $139,000 related to a merger that was not completed.

The Company has determined its business operations are classified into two principal reporting segments. Separate management of each segment is required because each business unit is subject to different marketing, sales, and implementation strategies. The Company-owned segment derives its revenues from the sales, service and installation of telephone systems to small and medium sized enterprises with single, multi-state and national locations. The Company's franchise program segment derives its revenues from sales of equipment to franchisees and franchise fees.

The Company Owned Segment has experienced significant year-to-year growth in direct equipment sales and service revenues. Direct equipment sales and services revenues grew from $3,506,000 in fiscal 1999 to $9,666,000 in fiscal 2000, a 176% increase. This increase includes approximately $2,068,000 of revenue generated from fiscal 2000 acquisitions and approximately $4,029,000 from existing operations and fiscal 1999 acquisitions. The net margin from direct equipment sales was 31% in fiscal 2000 and 34% in fiscal 1999. The lower margins are the result of lower margin subcontract work for large communications companies, the impact of newly acquired operations which tend to experience lower margins for the first three to six months after acquisition and sales to large multi site customers where pricing is highly competitive. CommWorld expects that it will continue to incur margin pressure in connection with its direct equipment sales and services to large multi site customers.

Franchise Segment equipment sales have remained relatively flat between years with a slight decrease of approximately $294,000 from fiscal 1999 to fiscal 2000. Net margin decreased by 1%, from 11% in fiscal 1999 to 10% in fiscal 2000. Royalty fees declined by approximately $43,000 from fiscal 1999 to fiscal 2000. This decline is the result of the reduction in the number of active franchises in fiscal 2000 from fiscal 1999.

Selling expenses in fiscal 2000 were $1,078,000 or 7% of gross revenue compared to $404,000 or 4% of gross revenue for fiscal 1999. This change is reflective of the overall increase in sales volume and the ongoing development of the sales force from six at the end of fiscal 1999 to fifteen at the end of fiscal 2000.

General and administrative expenses increased from $2,577,000 in fiscal 1999 to $3,258,000 in fiscal 2000. As a percentage of revenue, general and administrative expenses decreased from 28% in fiscal 1999 to 22% in fiscal 2000. The overall increase reflects the increased size of the business including two additional locations. The decrease in general and administrative expenses as a percentage of revenue reflects the Company's ongoing efforts to reduce costs and the increase in efficiency from economies of scale.

Interest expense and loan fees increased by $235,000 from $254,000 in fiscal 1999 to $489,000 in fiscal 2000. This increase includes approximately $110,000 of imputed interest costs related to warrants issued in conjunction with convertible notes and $101,000 of interest on the convertible notes.

Depreciation and amortization increased by $188,000 from $182,000 in fiscal 1999 to $370,000 in fiscal 2000. This increase is the result of the amortization of goodwill related to acquisitions made late in fiscal 1999 and acquisitions made in 2000.

In fiscal 2000 CommWorld entered into a merger agreement with a larger entity which terminated on May 15, 2000. CommWorld incurred abandoned acquisition costs of $139,000 in connection with this terminated merger. In addition, much of Management's energy and focus during the fourth quarter of fiscal 2000 was directed toward this merger which Management believes adversely affected operating results.

Income tax expense of $1,045,000 is the result of the Company's increase in the valuation reserve for deferred taxes. The reserve was increased as a result of the Company's uncertainty, due to continuing losses, limitations of Internal Revenue Code Section 382 and loss carry forward expiration, as to when the deferred tax benefit could be utilized.

During fiscal 1999 the Company sold preferred stock that was convertible into common stock. The terms of the conversion feature resulted in a beneficial conversion of the preferred stock to common stock. This beneficial conversion was accounted for as a dividend in the amount of $605,000.

During fiscal 2000 the Company converted previously issued preferred stock to common stock. The conversion included accrued but undeclared dividends. The conversion of the dividends, in the amount of $202,000, to common stock has been accounted for as a dividend.

Liquidity And Capital Resources

CommWorld's operations have historically been adversely affected by a lack of working capital. CommWorld uses a line of credit from a finance company, which is limited to the extent of available collateral. CommWorld's line of credit is fully utilized to the extent of available collateral at April 30, 2000. The lack of available funding impedes CommWorld's ability to fund additional equipment purchases and to expand its business operations. CommWorld periodically seeks additional capital, but has no firm commitments from any source and there can be no assurance CommWorld will be able to fulfill its capital needs in the future. Moreover, due to CommWorld's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

In March 1999, CommWorld completed an offering of 13,807.5 Units with each Unit consisting of one share of Series H Preferred Stock and warrants to purchase 40 shares of common stock at $3.00 per share through March 31, 2004. CommWorld received $2,761,500 in gross proceeds from this offering. All of the shares of Series H Preferred Stock have been converted into an aggregate of 2,761,500 shares of common stock.

In October 1999 CommWorld completed an offer of units of subordinated convertible notes and warrants. Each unit consists of a $50,000 note and 20,000 warrants for a purchase price of $50,400. The note is convertible into common stock at $1.50 per share which may be lowered under certain circumstances. Each warrant is exercisable at $.40 per share until September 30, 2004. CommWorld received net proceeds of approximately $1,362,000 from the sale of these units.

In November 1999, additional net proceeds of approximately $722,000 were received from the sale of notes and warrants to two institutional investors. The terms of these transactions were similar to the unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes. The registration statement was not declared effective by April 30, 2000, and as a result the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of the acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes CommWorld will redeem their warrants at $.02 per warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the units. CommWorld is also restricted in its ability to prepay these notes.

In January 2000, CommWorld entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits CommWorld to borrow up to $2,000,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. The revolving line of credit is collateralized by substantially all of the assets of CommWorld. At April 30, 2000, $993,000 was outstanding under the line of credit.

During fiscal 2000, CommWorld's liquidity was improved by the receipt of approximately $246,000 of additional capital from the exercise of various warrants and the conversion of approximately $215,000 of notes payable to common stock.


Year 2000 Issue Update

CommWorld did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, CommWorld does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap year-related problems, may occur with billing, payroll, or financial closings at month, quarterly or year end. CommWorld believes that any such problems are likely to be minor and correctable. In addition, CommWorld could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar problems that have arisen for its customers and suppliers.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements required to be filed hereunder are included following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company retained Hein + Associates LLP as its accountant for fiscal 2000 replacing Levine, Hughes & Mithuen, Inc. There were no disagreements with Levine, Hughes & Mithuen, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change auditors was approved by the audit committee and the Board of Directors.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

Name                      Position
----                      --------
Samuel D. Addoms          Director

James M. Ciccarelli       Chief Executive Officer, Chairman of the Board of
                          Directors and Director

Lionel Brown              President and Director

David E. Welch            Vice President, Secretary and Treasurer

Samuel D. Addoms - Age 60. Mr. Addoms has been a director of the Company since October 1992. From November, 1993 to January, 1995 he served as the Executive Vice President of Frontier Airlines, Inc., and has served as President from January, 1995 to present. He has also served as a Director of Frontier Airlines, Inc., from November, 1993 to present. Mr. Addoms received a BA degree from Wesleyan University.

James M. Ciccarelli - Age 48. Mr. Ciccarelli has served as Chief Executive Officer of the Company since July 1, 1998. He has served as President and CEO of IAC from its founding in 1997 until its merger with the Company. He has served as a director of Birner Dental Management Services, Inc., since 1995. He also serves as a director for Wireless Telcom, Inc. and has served in that capacity since 1993. From 1990 to 1993, Mr. Ciccarelli was the Vice President of Intelligent Electronics and the President and CEO of its Reseller Network Division from 1987 to 1989. From 1988 to 1990, he was President of Connecting Point of America.

Lionel Brown - Age 52. Mr. Brown has served as President of the Company since October 1998. He has served as Secretary and Chief Operations Officer of IAC from its founding in 1997 until its merger with the Company. From 1996 to 1997, he served as the Chief Information Officer of the Reseller Network Division and XL Source, two operating divisions of Intelligent Electronics, Inc. From 1993 to 1995, he served as the Vice President of Operations and Information Systems for Wireless Telcom, Inc. From 1989 to 1993, he held the position of Vice President of Operations and Information Systems for the Reseller Network Division of Intelligent Electronics, Inc.

David E. Welch - Age 53. Mr. Welch joined CommWorld in February 1999. In July 1999 he became Vice President and Chief Financial Officer, Secretary and Treasurer. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Micromedex, Inc., an electronic publishing firm, located in Denver, Colorado. From 1989 to 1996, he served as Director of Information Systems, for the Reseller Division of Intelligent Electronics, Inc.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. There are no family relationships between any director or executive officer of the Company.

Based on a review of forms received by the Company which were submitted to the Securities and Exchange Commission by officers and directors and 10% shareholders of the Company, the Company believes that, during fiscal 2000, these persons complied with all applicable filing requirements on a timely basis, except that Form 5's were filed four days late by the officers and directors reflecting option grants.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended April 30, 2000 and 1999.

                                                                                      Long-term Compensation
                                                                                   ----------------------------
                                                       Annual Compensation              Awards          Payouts
                                              -----------------------------------  -----------------    -------
                                                                        Other      Restricted
Name and                                                                Annual       Stock    Options/   LTIP       All Other
Principal Position(1)              Year       Salary $        Bonus   Compensation   Awards    SARs     Payouts    Compensation
----------------------             ----       --------        -----   ------------ ---------- --------  -------    ------------
James M. Ciccarelli, CEO           2000        129,004         -0-         -0-         -0-      -0-       -0-          -0-
Mark W. Bennett, Executive
  Vice President                   2000        113,077         -0-         -0-         -0-      -0-       -0-          -0-
James M. Ciccarelli, CEO           1999         65,600         -0-         -0-         -0-      -0-       -0-          -0-
Richard D. Olson, CEO              1999        102,000         -0-         -0-         -0-      -0-       -0-          -0-


(1) The Company pays health insurance premiums for Mr. Ciccarelli. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officers, which includes automobile expense of approximately $8,400. Mr. Olson resigned as CEO effective June 30, 1998. The compensation listed for Mr. Olson for 1999 includes fees paid to him pursuant to a severance agreement. Mr. Bennett resigned as an officer of the Company on May 1, 2000.

                                    Option Grants in Last Fiscal Year
                             ---------------------------------------------
                                   Number of           Percent of Total
                             Securities Underlying       Options/SAR's
                                 Options/SAR's        granted to employees       Exercise or          Expiration
Name                              Granted (#)            in fiscal year      or base price ($/sh)        Date
-----                        ---------------------    --------------------   --------------------     ----------
James M. Ciccarelli, CEO           38,000                     9.1%                 $1.06               8/23/2004
James M. Ciccarelli, CEO           30,000                     7.2%                 $ .97              10/31/2004
James M. Ciccarelli, CEO            6,000                     1.4%                 $2.75               2/16/2005
Mark W. Bennett, Executive
  Vice President                    5,000                     1.2%                 $1.06               8/23/2004

401(k) Plan

On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least ninety days of continuous service by August 1 of each plan year and who have attained the age of twenty-one. As amended, the Company may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contribution to the ESP in 2000 or 1999.

Stock Option and Stock Appreciation Plans

In fiscal 1998, the Company adopted the 1997 Stock Option Plan (the "97 Plan"), pursuant to which options to purchase up to 150,000 shares of Common Stock may be granted to employees and consultants of the Company. Additionally, the Plan provided for the specific grant of 135,000 options to certain key employees and consultants. Of these options, 115,000 were granted at $1.30 per share and 20,000 were granted at $1.50 per share, representing the market values on the respective dates of grant. The options are fully vested and exercisable and will expire in August 2001 and February 2002, respectively. No other options have been granted under the 97 Plan.

In fiscal 1999, the Company adopted the 1998 Stock Option Plan (the "98 Plan"), pursuant to which options to purchase up to 1,000,000 shares of Common Stock may be granted to employees and consultants of the Company. Options to purchase 729,460 shares have been granted at exercise prices ranging from $.97 to $4.00 per share. Of this amount, options to purchase 409,500 shares have been granted to officers and directors of the Company. The exercise prices for all options have been based on the fair market value per share of the Common Stock on their respective dates of grant.

Compensation of Directors

In 1993, the Company adopted a Non-Discretionary Stock Option Plan for non-employee directors pursuant to which options to purchase up to 20,000 shares of the Company's Common Stock were available for grant to directors who were not employees of the Company. Options to purchase 2,000 shares of the Company's Common Stock are currently outstanding and exercisable at $2.00 per share. The Plan expired in November 1997.

The exercise price for all outstanding options is the fair market value of the Common Stock on the respective grant dates. Each director was entitled to receive options to purchase 1,000 shares of Common Stock on November 1 of each year. The options are exercisable for three years from the date of grant.

In fiscal 1999, the Company adopted the 1999 Non-Discretionary Stock Option Plan (the "99 Plan"), pursuant to which options to purchase up to 300,000 shares of common stock may be granted to non-employee directors of the Company. Options to purchase 10,000 shares will be granted to any person becoming a director who is not employed by the Company or any of its subsidiaries. In addition, each non-employee director will receive options to purchase 10,000 shares annually. If any option grant expires or terminates, all shares which were not issued under the option grant will become available for additional awards under the 1999 Plan. The options are exercisable for five years from the date of grant. Options to purchase 20,000 shares were granted to each of the two persons who were non-employee directors at the fair market value on the date of grant.

The Company does not pay directors for meetings attended. During the year ended April 30, 2000, the Company held 6 meetings of the Board of Directors and took action at other times by written consent. Each director attended 75 percent or more of the meetings held during the period he served as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on July 14, 2000 and information as of July 14, 2000 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners

         Name & Address of                                       Shares Beneficially
         Beneficial Owner                     Title of Class           Owned (1)          Percent
         -----------------                    --------------     -------------------      -------
Samuel D. Addoms(2)                            Common Stock              51,625              .6%
1900 Fairfax Street
Denver, Colorado  80220

Lionel Brown(3)                                Common Stock             753,000             8.2%
7388 S. Revere Parkway, Suite 1000
Englewood, Colorado 80112

James M. Ciccarelli(3)                         Common Stock           1,199,000            13.0%
7388 S. Revere Parkway, Suite 1000
Englewood, Colorado 80112

Steven M. Bathgate(4)                          Common Stock           1,022,032            11.1%
5350 S. Roslyn, Suite 380
Englewood, Colorado  80111

Eugene C. McColley(4)                          Common Stock             607,448             6.6%
5350 S. Roslyn, Suite 380
Englewood, Colorado  80111

Officers and Directors as                      Common Stock           2,071,125            22.5%
a Group (5 persons)(2)(5)


(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) The number of shares set forth opposite the name of Samuel D. Addoms and officers and directors as a group includes options to purchase 51,000 shares.

(3) The number of shares set forth opposite the name of James M. Ciccarelli includes options to purchase 199,000 shares. The number of shares set forth opposite the name of Lionel Brown includes options to purchase 128,000 shares.

(4) The shares set forth opposite the names of Steven M. Bathgate and Eugene C. McColley include warrants to purchase 239,865 and 193,865 shares, respectively. Also included are 66,667 shares and 33,333 shares which underlie convertible notes in the principal amounts of $100,000 and $50,000 payable to Mr. Bathgate and Mr. McColley, respectively. Messrs. Bathgate and McColley are principals of Bathgate McColley Capital Group, LLC.

(5) The number of shares set forth opposite the officers and directors as a group includes the aforementioned options to Messrs. Ciccarelli and Brown, as well as, options to purchase 67,500 shares for Mr. Welch.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 30, 1998, Richard Olson resigned as President and Chief Executive Officer and director of the Company. The Company retained the services of Olson as a consultant for six months thereafter at Olson's previous salary level of $8,500 per month. The Company also agreed to pay Olson $127,000 at the end of the consulting period, and Olson agreed to repay a $25,000 loan from the Company, which amounts were subsequently paid. All of Olson's stock options were canceled. The Company issued a Warrant to Olson entitling Olson to purchase up to 100,000 shares of Common Stock at an exercise price of $1.30 per share. The Warrants will expire on August 11, 2001. The Company agreed to indemnify Olson for personal guarantees he made of the Company's obligations to Toshiba America Information Systems ("TAIS"). In December 1995, the Company and TAIS agreed to transfer $1,530,950 of current trade accounts payable and a short-term note payable to a long-term note payable. The remaining principal balance of the note on April 30, 2000 was $125,000.

Effective July 1, 1998, James M. Ciccarelli became Chief Executive Officer of the Company. In November 1998, Lionel Brown became President of the Company. During fiscal 2000 Mr. Ciccarelli received an average monthly salary of $10,000 and Mr. Brown received an average monthly salary of $7,600. If the Company's financial position improves, it is likely that the Company will enter into employment agreements with each of these executives at anticipated monthly salaries of $15,000 for Mr. Ciccarelli and $10,000 for Mr. Brown. Options have been granted to Messrs. Ciccarelli and Brown pursuant to the 1998 Stock Incentive Plan.

In September 1997 the Company entered into an agreement with Century Capital Group, Inc., for Century Capital to provide the Company with financial advisory and investment banking services. James M. Corboy, who was then a director of the Company, was then President of Century Capital. The Company agreed to pay Century Capital $1,000 per month and additional compensation if certain acquisitions were completed. In June, 1998, the Company entered into a new agreement with Century Capital, which superseded the September, 1997 agreement. Century Capital agreed to provide financial advisory services to the Company, including due diligence and a fairness opinion in connection with the Company's merger with Interconnect Acquisition Corporation ("IAC"). The Company paid to Century Capital $32,930 during the period from September, 1997 through April 1999, including a $25,000 fee for a fairness opinion delivered to the Company in connection with the IAC merger.

In October 1998, the Company formed a subsidiary, IAC Acquisition Corporation, and completed a merger with IAC. The shareholders of IAC received an aggregate of 1,000 shares of the Company's Series I Preferred Stock, which were converted into an aggregate of 2,000,000 shares of Common Stock. Of the 1,000 shares issued, Mr. Ciccarelli received 500 shares and Mr. Brown received 312.5 shares. Messrs. Ciccarelli and Brown received these shares as former shareholders of IAC. Messrs. Ciccarelli and Brown were officers, directors, principal shareholders and founders of IAC. IAC was a development stage company formed to acquire interconnect telephony businesses. Prior to the merger, IAC had entered into letters of intent to acquire five such businesses. Of those five businesses, one (CommWorld of Denver), was subsequently acquired by the Company, and the Company is currently engaged in discussions regarding possible acquisition of two of those companies. There are no current discussions with the remaining two companies. Prior to the merger, IAC's business operations consisted principally of formulating a business plan, organizing a management team, investigating potential acquisition candidates, and entering into the letters of intent to acquire the five businesses. Due to the lack of tangible assets involved in the operations of IAC, the merger was accounted for using the par value of the Series I Preferred Stock of $1,000, which was initially issued to the former shareholders of IAC. The 1,000 shares of the Series I Preferred Stock were subsequently converted into an aggregate of 2,000,000 shares of common stock. The Company's Board of Directors engaged Century Capital Group, Inc. to provide a fairness opinion. In arriving at its opinion, Century Capital read signed letters of intent between IAC and target acquisition companies, analyzed financial statements of the target acquisition companies and took into account other matters, including the condition of the Company. Century Capital determined that the terms of the merger transaction were fair from a financial point of view to the shareholders of the Company.

In making the determination for the Company to proceed with the merger, the Board of Directors considered the fairness opinion of Century Capital as well as its evaluation of the strategic plan of expansion of IAC and IAC's measures to implement the plan, which included not only letters of intent to acquire specific companies, but also evaluations of other companies targeted for acquisition, establishment of a program to integrate those acquisitions and the assembly of a qualified management team.

Although the fairness opinion concluded that the terms of the merger transaction were fair from a financial point of view, it did not specifically state that the transaction was fair based on the purchase price for IAC. Moreover, although the fairness opinion noted that acquisition targets might not be closed and the opinion was not contingent upon completion of the acquisitions, it was also stated that, if the target acquisitions were not closed, or failed to perform as projected, the fairness might be materially impacted. The fairness opinion did not provide a basis for its fairness finding.

At the time the fairness opinion was issued, there was no trading market for the Series I Preferred Stock. The Series I Preferred Stock was automatically convertible into Common Stock upon shareholder approval of an increase of the authorized shares of Common Stock, which approval was obtained, and the shares converted to Common Stock, in March 1999. The Series I Preferred Stock had a preference to the Common Stock on liquidation of the Company of $2,000 per share (an aggregate of $2,000,000), no voting rights except as required by law, and no dividends. At the time the fairness opinion was issued, the closing quoted price of the Common Stock was $.94 per share, although no shares were traded on that date. On the immediate preceding and immediate following trading days, the closing price was $.94 per share and the number of shares of Common Stock traded were 3,700 and 4,500, respectively. The Board reached its fairness conclusion based on several factors. The primary factors were the Board's evaluation of:
(a) the Company's lack of success in the past in achieving financing, (b) the prospects for obtaining financing without a change in the Company's business plan, (c) the business strategy and background of IAC and its principals and (d) the potential for success of finalizing acquisitions of the companies targeted for acquisition as well as other companies with similar profiles.

The Board made its evaluation over a period of approximately five months and concluded that the consideration paid was reasonable based upon the foregoing factors, as well as its evaluation of the Company's prospects had the merger not been completed. The fairness determination was not based on completion of the specifically identified acquisition targets, as the Board concluded that the Company's prospects for completing one or more of the specifically identified targets were good, and that the Company's prospects were favorable for completing acquisitions of other companies that were comparable to the specifically identified acquisitions. In making its fairness determination, the Board did not consider the completion of any specifically identified target as being a significant factor in concluding the merger. In view of the wide variety of information considered by the Board, the Board found it impracticable to and therefore did not quantify or otherwise assign any relative weight to the fairness opinion or any other specific factors which were considered. The Board based its decision on an analysis of the various factors noted above. Although the Board considered the fairness opinion, its decision to proceed with the IAC merger was based primarily on its judgment that a new business plan to be implemented through the IAC merger was in the best interests of the Company.

Prior to the IAC merger, the Board had reviewed the Company's business and prospects. The Board was disappointed with the Company's then current operations, financial results, inadequate capital resources and the absence of a viable business plan. The Board determined that the Company's business operations were stagnant and in need of change. The Board considered IAC's mission to become a highly profitable and dominant interconnect company in the Southwestern U.S. market and its strategy to achieve this mission by acquiring select, local, interconnect companies, building a portfolio of products and services to provide the customer convenient communications procurement and conducting an efficient operation. The Board made an assessment of the Company's prospects for improved operations with the IAC merger, including the companies targeted for acquisition pursuant to letters of intent as well as other potential candidates for acquisition. The Board's business judgement was that the IAC merger represented a more viable plan for potentially achieving sound results for the Company. The Board considered that IAC had no tangible assets and that the amount of Series I Preferred Stock issued to the IAC shareholders had no relationship to the tangible assets, net worth or operating results of IAC or any other recognized criteria of value. The number of shares of Series I Preferred Stock to be issued to the IAC shareholders was negotiated on an arm's-length basis and determined by the relative bargaining power of the parties involved.

The Company has historically suffered from a lack of liquidity. The Board believed the business plan of IAC, including strategic acquisitions of interconnect companies in the southwestern U.S. markets, would enhance the Company's prospects for future financing. During the fiscal year ended April 30, 1998 and the month of May 1998, the Company received gross proceeds from equity sales of only $378,750. The merger with IAC was completed in October 1998. In March 1999 the Company completed an equity offering in which it received gross proceeds of $2,761,500 and in November 1999 the Company completed the sale of notes and warrants in which it received gross proceeds of $2,200,000.

Mr. Ciccarelli abstained from voting on the merger proposal. The remaining directors of the Company who considered and unanimously approved the transaction were Messrs. Addoms and Corboy. Mr. Ciccarelli became Chief Executive Officer of the Company in July 1998 prior to the completion of the merger in October 1998. Based on its preliminary evaluation of the desirability of the merger and the need to proceed with the business plan designed by IAC, the Board had determined to elect Mr. Ciccarelli as Chief Executive Officer prior to completion of the merger. Mr. Ciccarelli was retained on an at-will basis and had the merger not been completed either the Company or Mr. Ciccarelli could have terminated Mr. Ciccarelli's employment and officer relationship with the Company.

The Company has used the services of Bathgate McColley Capital Group, LLC ("BMCG"), as a placement agent for offerings in 1998 and 1999 of Common Stock, Preferred Stock and debt. During this period, BMCG sold an aggregate of $3,137,000 in equity and debt securities on behalf of the Company. The Company paid BMCG an aggregate of $253,667 in commissions, and issued warrants to purchase an aggregate of 250,850 shares of Common Stock. Steven M. Bathgate and Eugene McColley, principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company. In the Company's unit offering completed in May 1998, Mr. Bathgate purchased 40,000 Units and Mr. McColley purchased 40,000 Units. The purchase price was $1.25 per Unit, with each Unit consisting of one share of common stock and one warrant exercisable at $2.50 per share for a five year period. In the private placement completed in March 1999, Mr. Bathgate purchased 349,250 Units and Mr. McColley purchased 194,250 Units. The purchase price for each Unit was $200, with each Unit consisting of one share of Series H Preferred Stock and 40 warrants. Each warrant entitles the holder to purchase one share of common stock at $3.00 share through March 31, 2004. Each one share of Series H Preferred Stock was converted into 200 shares of common stock upon the approval of shareholders to an increase in the authorized shares of common stock. In July 1999 the Company began the sale of Units of Subordinated Convertible Notes and Warrants. Mr. Bathgate and Mr. McColley purchased 2 and 1 units, respectively. Each unit consisted of a $50,000 Subordinated Convertible Note and 20,000 Warrants for a purchase price of $50,400. The Company completed the offering in November 1999. BMCG sold an aggregate of $2,200,000 in debt and warrants. The Company paid BMCG a commission of $133,000 and issued warrants to purchase 115,000 shares of Common Stock. In addition, BMCG was paid a consulting fee of $35,000 for assistance with certain acquisitions made by the Company during fiscal 2000. It is expected that BMCG will be paid commissions and issued warrants upon the sale of additional securities of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       2. Plan of Acquisition

            (a) Plan and Agreement of Merger dated October 20, 1998 by and among Interconnect Acquisition Corporation, Communications World International, Inc. and IAC Acquisition Corporation. (1)

            (b) Merger Agreement dated April 26, 1999 by and among Donaldson & Associates, Inc. and IAC Acquisition Corporation. (1)

            (c) Asset Purchase Agreement dated December 31, 1998 between Communications World International, Inc., CommWorld-National Capitol Area, Inc., Ben Hester and Alpha Communications & Technologies, Inc. (1)

            (d) Asset Purchase Agreement dated December 3, 1998 between Communications World International, Inc., CommWorld of Phoenix, Inc., Mick Heath and Summit Team Investments, Inc.
                  (1)

            (e) Asset Purchase Agreement dated December 4, 1998 between Communications World International, Inc., CommWorld of Phoenix, Inc., Bill Heath and Digital Voice and Data, Inc. (1)

            (f) Merger Agreement dated September 30, 1999 by and among CommWorld Acquisition Corporation, Willpower, Inc. D/B/A/ RMS Communications, and Pierre Miossec. (1)

            (g) Asset Purchase Agreement dated October 29, 1999 between Communications World International, Inc., West-Tech Communications Corp. and Dave Clappisi. (1)

            (h) Asset Purchase Agreement dated March 16, 2000 between CommWorld Acquisition Corporation and Allstar Systems, Inc. filed as Exhibit 2.1 to the Form 8-K dated March 16, 2000 is incorporated herein by this reference.

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

            (d) Articles of Amendment to the Articles of Incorporation dated August 4, 1998 filed as Exhibit 3 (d) to the report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (e) Articles of Amendment to the Articles of Incorporation dated March 23, 1999. (1)

       4. Instruments defining the rights of holders, including indentures

            (a) Certificate of Designation establishing Series C Preferred Stock filed with Amendments to Articles of Incorporation in 3(a) above.

            (b) Certificate of Designation establishing Series F Preferred Stock filed with Amendments to the Articles of Incorporation in 3(c) above.

       10. Material Contracts

            (a)   Current Form of Franchise Agreement. (1)

            (b) Non-Discretionary Stock Option Plan filed as Exhibit 10(h) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

            (c) Accounts Receivable Financing Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(m) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

            (d) Security Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(n) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

            (e) Agreement to Restructure Debt, effective December 22, 1995 between Registrant and Toshiba America Information Systems, Inc., Promissory Note dated December 22, 1995 in the amount of $1,530,950 made by Registrant to Toshiba America Information Systems, Inc., and Personal Guaranty by Richard D. Olson, President of Registrant, in favor of Toshiba America Information Systems, Inc. effective December 22, 1995, filed as Exhibit (a) to the Report on Form 10-QSB for the quarter ended January 31, 1996 is incorporated herein by this reference.

            (f) Telecommunications Master Dealer Agreement between Registrant and Toshiba America Information Systems, Inc., dated April 1, 1998 filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (g) Amended and Restated 1997 Stock Option Plan filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (h) Consulting and Severance Agreement dated July 24, 1998 with Richard D. Olson, including Warrant and Proxy filed as Exhibit 10(m) to the Report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (i) Agreement between Registrant and M.H. Meyerson and Co., Inc., dated May 20, 1997 filed as Exhibit 10(n) to the Report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (j) Agreement between Registrant and Century Capital Group, Inc., dated June 23, 1998 filed as Exhibit 10 (o) to the Report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (k)   1998 Stock Incentive Plan. (1)

            (l)   1999 Non-discretionary stock option plan. (1)

            (m) General Credit and Security Agreement dated January 29, 2000 with SPECTRUM Commercial Services filed as Exhibit 10 to the Report on Form 10-QSB for the quarterly period ended January 31, 2000 is incorporated herein by this reference.

            (n) Consulting agreement between Registrant and TKO International, Inc. dated June 5, 2000.

            (o) Consulting agreement between Registrant and Bathgate McColley Capital Group LLC, dated January 3, 2000.

         (1) Filed as an exhibit to the Report on Form 10-SB, as amended and incorporated herein by this reference.

(b)      Reports on Form 8-K

Form 8-K filed on March 31, 2000, reporting the historical financial information and pro forma financial information for the purchase of certain assets and assumption of certain liabilities of Telecom Systems a wholly owned business unit of Allstar Systems, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: August 2, 2000

                                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                      (a Colorado Corporation)


                                    By: /s/  James M. Ciccarelli
                                        -------------------------
                                        James M. Ciccarelli,
                                          Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 2, 2000                 By:  /s/  Lionel Brown
                                           -----------------
                                           Lionel Brown, President and
                                             Director


Dated: August 2, 2000                 By:  /s/  David E. Welch
                                           -------------------
                                           David E. Welch, Vice President,
                                             Secretary, Treasurer
                                             and Chief Financial Officer


Dated: August 2, 2000                 By:  /s/  Samuel D. Addoms
                                           ---------------------
                                           Samuel D. Addoms, Director


Dated: August 2, 2000                 By:  /s/  James M. Ciccarelli
                                           ------------------------
                                           James M. Ciccarelli, Chief Executive
                                             Officer, Chairman of the Board of
                                             Directors and Director

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
Consolidated Financial Statements
   for the Years Ended April 30, 2000 and 1999

         Independent Auditors' Report Year Ended April 30, 2000            F-1
         Independent Auditors' Report Year Ended April 30, 1999            F-2
         Consolidated Balance Sheets                                    F-3, 4
         Consolidated Statements of Operations                             F-5
         Consolidated Statements of Stockholders' Equity                   F-6
         Consolidated Statements of Cash Flows                          F-7, 8
         Notes to Consolidated Financial Statements                     F-9-30

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
Communications World International, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Communications World International, Inc. and subsidiaries as of April 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications World International, Inc. and subsidiaries as of April 30, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
July 24, 2000

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Communications World International, Inc.
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of Communications World International, Inc. and subsidiaries as of April 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications World International, Inc. and subsidiaries as of April 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, the Company did not disclose dividends of $636,000 attributable to common stock warrants and the beneficial conversion feature associated with Series H Preferred Stock during the year ended April 30, 1999, which resulted in an understatement of basic and diluted net loss per common share of $0.26. Accordingly, the net loss per share applicable to common stock has been restated.



LEVINE, HUGHES & MITHUEN, INC.

Englewood, Colorado
July 9, 1999

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                   ASSETS                                2000           1999
                                                                     -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents                                        $        44     $        57
    Trade accounts and current portion of notes receivable, less allowance for doubtful accounts of $217 and $207 in
           2000 and 1999, respectively                                     2,639           1,353
    Inventory                                                                441             332
    Prepaid expenses                                                         153               7
    Deferred tax asset                                                        --              39
                                                                     -----------     -----------

              TOTAL CURRENT ASSETS                                         3,277           1,788

Property and equipment, net                                                  435             264
Deposits and other assets                                                    309              41
Notes receivable                                                              --              33
Intangible assets, net                                                     3,416           1,687
Deferred tax asset                                                            --           1,006
                                                                     -----------     -----------

                                                                     $     7,437     $     4,819
                                                                     ===========     ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY              2000            1999
                                                                   -----------     ------------
CURRENT LIABILITIES:
    Trade accounts payable                                         $     2,860      $     1,817
    Revolving line of credit                                               993              497
    Current portion of notes payable, including amounts due to
       related parties of  $342 in 2000 and $402 in 1999                   495              766
    Accrued expenses, deposits and other liabilities                       547              355
    Current portion of capital lease obligations                            25               20
                                                                   -----------      -----------
              TOTAL CURRENT LIABILITIES                                  4,920            3,455

LONG-TERM LIABILITIES:
    Capital lease obligations                                               21               46
    Accrued Interest                                                       100               --
    Notes payable, including amounts due to related parties
       of $594 in 2000 and $360 in 1999                                  2,282              382
                                                                   -----------      -----------
                                                                         7,323            3,883
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 9)

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $1.00 par value, 3,000,000
       shares authorized:
       Series C (cumulative) - 10,000 shares issued and
          outstanding in 2000 and 371,545 in 1999
          (Liquidation preference $12,400)                                  10              371
       Series F (cumulative) - 214,818 shares issued and
          outstanding in 1999                                               --              215
    Common stock, no par value, 25,000,000 shares authorized;
       8,217,044 issued and outstanding shares in 2000 and
       6,702,571 shares in 1999                                          8,837            7,121
    Additional paid-in capital                                           1,192              551
    Accumulated deficit                                                 (9,925)          (7,322)
                                                                   -----------      -----------
              TOTAL STOCKHOLDERS' EQUITY                                   114              936
                                                                   -----------      -----------
                                                                   $     7,437      $     4,819
                                                                   ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      YEARS ENDED APRIL 30, 2000 AND 1999
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                                      2000              1999
                                                                                   -----------      -----------
REVENUE:
    Franchise equipment sales                                                      $     5,068      $     5,362
    Direct equipment and service sales                                                   9,666            3,506
    Royalty fees                                                                           148              191
    Initial franchise fees                                                                  --               36
    Interest and other income                                                              160               55
                                                                                   -----------      -----------
                                                                                        15,042            9,150
                                                                                   -----------      -----------

COSTS AND EXPENSES:
    Cost of franchise equipment sales                                                    4,562            4,759
    Cost of direct equipment and service sales                                           6,704            2,325
    Selling                                                                              1,078              404
    General and administrative                                                           3,258            2,577
    Interest expense and loan fees, including related party
       interest of $66 in 2000 and $7 in 1999                                              489              254
    Depreciation and amortization                                                          370              182
    Abandoned acquisition costs                                                            139               --
                                                                                   -----------      -----------
                                                                                        16,600           10,501
                                                                                   -----------      -----------

           LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          (1,558)          (1,351)

INCOME TAX EXPENSE                                                                       1,045               --
                                                                                   -----------      -----------
LOSS FROM CONTINUING OPERATIONS                                                         (2,603)          (1,351)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
    Loss from operations of discontinued subsidiaries                                       --              (33)
    Loss on disposal of discontinued subsidiaries                                           --             (396)
                                                                                   -----------      -----------
           LOSS FROM DISCONTINUED OPERATIONS                                                --             (429)
                                                                                   -----------      -----------

NET LOSS                                                                                (2,603)          (1,780)

DIVIDENDS FROM WARRANTS AND BENEFICIAL CONVERSION OF PREFERRED STOCK                        --              636
DIVIDENDS ON PREFERRED STOCK PAID IN COMMON STOCK                                          202               --
CUMULATIVE DIVIDENDS ON PREFERRED STOCK                                                      1               48
                                                                                   -----------      -----------
LOSS APPLICABLE TO COMMON STOCK                                                    $    (2,806)     $    (2,464)
                                                                                   ===========      ===========

LOSS PER COMMON SHARE:
    Basic and Diluted:
       Loss from continuing operations                                             $      (.39)     $      (.84)
       Loss from discontinued operations                                           $        --      $      (.18)
                                                                                   ===========      ===========
       Net loss                                                                    $      (.39)     $     (1.02)
                                                                                   ===========      ===========

WEIGHTED - AVERAGE NUMBER OF OUTSTANDING COMMON SHARES
    Basic and Diluted                                                                7,153,351        2,409,816
                                                                                   ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      YEARS ENDED APRIL 30, 2000 AND 1999
               (IN THOUSANDS OF DOLLARS EXCEPT SHARE INFORMATION)

--------------------------------------------------------------------------------

                                       (Note 10)
                                    Preferred Stock
                                Series B, C, F, G, H, & I          Common Stock
                               --------------------------    -------------------------   Additional     Accumulated   Stockholders'
                                 Shares        Amount          Shares        Amount    Paid-in Capital    Deficit        Equity
                               -----------    -----------    -----------   ----------- ---------------  -----------    -----------

BALANCES, APRIL 30, 1998           958,085    $       958      1,668,071   $     4,290   $       492    $    (5,542)   $       198

Issuance of preferred stock         14,807             15             --            --         2,747             --          2,762


Preferred stock offering
  costs                                 --             --             --            --          (299)            --           (299)

Conversion of preferred
  stock into common upon
  shareholder approval of
  additional authorized shares     (14,807)           (15)     4,761,500         2,463        (2,448)            --             --


Cancellation of
  preferred stock taken as
  partial consideration for
  sale of subsidiary operation    (371,722)          (372)            --            --            --             --           (372)

Issuance of options and
  warrants to consultants
  and non-employee directors            --             --             --            --            59             --             59

Issuance of common stock                --             --        273,000           368            --             --            368

Net loss                                --             --             --            --            --         (1,780)        (1,780)
                               -----------    -----------    -----------   -----------   -----------    -----------    -----------

BALANCES, APRIL 30, 1999           586,363            586      6,702,571         7,121           551         (7,322)           936

Conversion of preferred
  stock into common stock
  as a result of
  shareholder approval of
  additional authorized shares    (576,363)          (576)       521,273           763          (202)            --            (15)


Issuance of common stock
  for acquisitions                      --             --        442,050           492            --             --            492

Conversion of notes payable             --             --        215,000           215            --             --            215

Issuance of warrants in
  conjunction with sale of
  convertible notes                     --             --             --            --            18             --             18

Exercise of warrants and
  options                               --             --        336,150           246            --             --            246

Issuance of warrants to
  consultants                           --             --             --            --            77             --             77

Discount and issuance
  costs of convertible notes            --             --             --            --           748             --            748

Net loss                                --             --             --            --            --         (2,603)        (2,603)
                               -----------    -----------    -----------   -----------   -----------    -----------    -----------


BALANCES, APRIL 30, 2000            10,000    $        10      8,217,044   $     8,837   $     1,192    $    (9,925)   $       114
                               ===========    ===========    ===========   ===========   ===========    ===========    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED APRIL 30, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------


                                                                      2000              1999
                                                                   -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $    (2,603)     $    (1,780)
    Adjustments to reconcile to net cash used in
       operating activities, net of effect of acquisitions:
          Depreciation and amortization                                    370              182
          Provision for bad debts                                           84               47
          Stock options and warrant compensation                            77              117
          Intangible write off - discontinued operations                    --              341
          Changes in operating assets and liabilities:
              Trade accounts and notes receivable                       (1,116)             334
              Inventories                                                   13               58
              Prepaid expenses                                            (147)              10
              Deposits and other assets                                   (147)               9
              Trade accounts payable                                     1,042                7
              Deferred tax asset                                         1,045               --
              Accrued expenses, deposits and other liabilities             159             (345)
                                                                   -----------      -----------
          Net cash used in operating activities                         (1,223)          (1,020)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (219)             (75)
    Cash paid for acquisitions and related expenses                     (1,165)            (603)
                                                                   -----------      -----------
          Net cash used in investing activities                         (1,384)            (678)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line-of-credit agreement                          714             (623)
    Payments of notes payable                                             (564)            (380)
    Principal payments on capital lease obligations                        (20)             (28)
    Issuance of convertible debt                                         2,218               --
    Exercise of warrants                                                   246               --
    Issuance of preferred stock, net of offering costs                      --            2,463
    Issuance of common stock                                                --              310
                                                                   -----------      -----------
          Net cash provided by financing activities                      2,594            1,742
                                                                   -----------      -----------
          Net increase (decrease) in cash                                  (13)              44

CASH AT BEGINNING OF THE YEAR                                               57               13
                                                                   -----------      -----------
CASH AT END OF THE YEAR                                            $        44      $        57
                                                                   ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED APRIL 30, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                              2000            1999
                                                           ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                          $      399     $      257

NON-CASH INVESTING ACTIVITIES:
    Business acquisitions financed by:
       Issuance of notes payable                                  510            725
    Capital acquisitions financed by leases                        --             72

NON-CASH FINANCING ACTIVITIES:
     Issuance of stock options and warrants to outside
       consultants                                                 77            117
     Conversion of note payable to common stock                   215             --
     Issuance of common stock for acquisitions                    492             --
     Warrant issued as debt issuance cost                         142             --



        The accompanying notes are an integral part of the consolidated financial statements.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRESENTATION

         The consolidated financial statements presented are those of Communications World International, Inc., and its subsidiaries, CommWorld Acquisition Corporation, IAC Acquisition Corporation, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc. and Digital Telecom, Inc. (collectively, the "Company" or "CommWorld"). All significant intercompany balances and transactions have been eliminated in consolidation.

         ORGANIZATION AND NATURE OF OPERATIONS

         CommWorld was incorporated under Colorado law in 1983 and has its principal executive offices at 7388 South Revere Parkway, Suite 1000, Englewood, Colorado 80112. The Company markets a range of communications products and technical services to large communication companies and directly to large and small end users in the Denver, Houston and Dallas/Ft. Worth metropolitan areas. The Company's national accounts program markets the same products and services directly to multi-location businesses. In addition, the Company has a franchise distribution network that sells telephone systems and peripheral products, such as voice messaging and related systems, for business users.

         REVENUE RECOGNITION

         Direct Equipment and Service Sales

         Revenue from direct equipment and service sales is generally recognized upon completion of the installation of the equipment or upon completion of the service provided by the Company for telephone systems, voice processing products and related peripherals, since most contracts are completed as of a period end. For significant projects not complete as of a period end, the Company follows the percentage of completion method of accounting. The percentage of completion method of reporting income from contracts takes into account the cost, estimated earnings, and revenue to date on contracts not yet completed.

         Initial Franchise Fees

         Franchise fees are recognized upon execution of the franchise agreement as all material services and conditions relating to the sale have been substantially performed or satisfied. Direct costs associated with the sale, including franchisor obligations, are expensed upon the recognition of the related revenue.

         Royalty Fees

         Royalty fees are cost mark-up fees charged to certain franchisees that purchase equipment directly from suppliers with whom the Company has purchasing contracts. The Company is notified by the supplier when the franchisee makes purchases and the fees are charged to the franchisee and recognized as income on a monthly basis.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Franchise Equipment Sales

         Revenue from franchise equipment sales is generally recognized when products are shipped. The franchisee is entitled to purchase equipment from or through the Company on a "cost mark-up royalty" basis; based on the cost to the Company of the equipment and products purchased plus a mark-up to the franchisee. The amount of the cost mark-up royalty varies by manufacturer and by the volume of purchases of the individual franchise.

         USE OF ESTIMATES

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates concerning the valuation of its goodwill and the related lives. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that these estimated lives could be materially revised within the next year.

         INVENTORY

         Inventory is valued at the lower of cost (first-in, first-out method) or estimated market value and includes used and replacement stock items.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         INTANGIBLE ASSETS

         Acquisitions of interconnect dealers have been accounted for using the purchase method of accounting. Under this method, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the consideration paid over the fair value of net assets acquired has been recorded as goodwill and is amortized on the straight-line basis over twenty years. Non-compete agreements associated with business acquisitions are amortized over the term of the agreement. The cost of an acquired customer base is amortized over five years. The Company reviews unamortized intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If there is an indication the carrying amount may not be recoverable, the Company estimates the future cash flows expected to result from the operation of the applicable acquisition and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the intangible asset, the Company recognizes an impairment loss by reducing the unamortized cost of the intangible asset to its estimated fair value.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potential dilutive securities include options, convertible debt and warrants for the purchase of approximately 4,920,000 and 2,940,000 shares of common stock as of April 30, 2000 and April 30, 1999. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended April 30, 2000 and April 30, 1999. Accordingly, basic and diluted EPS are the same for each year. The Company accrued an imputed dividend on the convertible preferred stock when determining the net loss applicable to common stockholders.

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

         The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximate the Company's effective borrowing rate, with the exception of three acquisitions notes payable. These notes had a balance of $913,000 at April 30, 2000 with interest rates from 7% to 8%. Based on the Company's current effective borrowing rate, the fair value of these three notes payable is approximately $829,000.

         COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective May 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at April 30, 2000 or 1999, respectively.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT PRONOUNCEMENTS

         The FASB issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. SFAS No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of the standard is not expected to have a significant impact on the consolidated financial statements of the Company.

(2)      BUSINESS ACQUISITIONS

         The Company entered into a letter of intent on June 25, 1998 to merge with Interconnect Acquisition Corporation ("IAC"), a privately held company. In connection with the IAC merger agreement, the Company formed a wholly-owned subsidiary, IAC Acquisition Corporation, a Colorado corporation, and merged IAC into IAC Acquisition Corporation in October, 1998. Pursuant to the terms of the merger agreement, the Company issued to the shareholders of IAC 1,000 shares of $1.00 par value, Series I Preferred Stock, in exchange for 100% of the issued and outstanding shares of IAC common stock. In March 1999, the Series I Preferred Stock automatically converted into 2 million shares of Common Stock upon amendment of the Company's Articles of Incorporation increasing the number of authorized common shares. On the effective date of the merger agreement, IAC had no assets or liabilities or significant operations. Accordingly, the transaction was accounted for at $1,000, represented by the issuance of 1,000 shares of $1.00 par value, Series I Preferred Stock. IAC was a development stage company formed to acquire interconnect telephony businesses. Prior to the merger, IAC had entered into letters of intent to acquire five such businesses, subject to obtaining financing, as well as, customary conditions of mergers and acquisitions. Due to the lack of tangible assets of IAC, the merger was accounted for using the par value of the Series I Preferred Stock.

         The Company completed two acquisitions during the fiscal year ended April 30, 1999. During March 1999, the Company, through a wholly-owned subsidiary (CommWorld Acquisition Corporation), acquired certain assets from Connective Resources, Inc. ("CRI") in Dallas, Texas. The Company, in a transaction accounted for as an asset purchase, acquired inventory of approximately $20,000, fixed assets of approximately $15,000 and the existing customer base valued at approximately $43,000. The Company paid approximately $53,000 in cash and issued a note payable for $25,000, which was paid subsequent to year end. The value of the customer base has been recorded as an intangible asset and is being amortized over five years.

         During April 1999, the Company, through a wholly-owned subsidiary (IAC Acquisition Corporation), acquired Donaldson and Associates, Inc. (formerly doing business as CommWorld of Denver, a franchisee). The Company acquired inventory of approximately $70,000 and fixed assets with a net book value of approximately $45,000. The Company paid $550,000 in cash and issued notes payable in the total amount of $700,000 with interest at the greater of 7% or prime minus 1%. Two of the notes totaling $250,000 were convertible into common stock of the Company on the basis of $1 per share. These notes were due April 26, 2000. During the year ended April 30, 2000, $215,000 were converted to common stock and the remaining balance was paid. A note for $450,000 is convertible into common stock of the Company at a 10% discount of the trailing ninety days quoted market price of the common stock. The note is due in five annual installments of $90,000 plus accrued interest, with the final installment due April 26, 2004. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $1,135,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years. In connection with the transaction the principals of CommWorld of Denver entered into employment and non-compete agreements with the Company.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(2)      BUSINESS ACQUISITIONS (CONTINUED)

         The employment agreements range from one to five years and call for the principals, among other things, to receive their regular salaries during the term of the agreements.

         The Company completed three acquisitions during the fiscal year ended April 30, 2000. During September 1999, the Company, through its wholly owned subsidiary, CommWorld Acquisition Corporation, acquired Willpower, Inc., a corporation located in Arlington, Texas which conducted business under the name, RMS Communications ("RMS"). The Company acquired inventory of approximately $8,000 and fixed assets with a fair market value of approximately $17,000. The Company issued 172,050 shares of common stock, at the market price of $1.34 per share on the date of closing; notes payable of $139,500 with interest at 7% per annum, interest payable quarterly beginning December 31, 1999 and principal payments of $47,000 payable annually beginning September 30, 2000, with the final payment due September 30, 2002; and cash of $225,000. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $585,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years. In connection with the transaction the principal of Willpower, Inc. entered into an employment agreement with the Company. The employment agreement is for two years and calls for the principal, among other things, to receive his regular salary during the term of the agreement.

         During October 1999, the Company through its wholly owned subsidiary, IAC Acquisition Corporation, purchased certain assets and assumed certain liabilities of West-Tech Communications Corp. (West-Tech). The Company acquired inventory of approximately $64,000, accounts receivable of approximately $237,000 net of accounts payable of approximately $88,000, and fixed assets with a fair market value of approximately $29,000. The Company issued 270,000 shares of its common stock, valued at the market price of $.98 per share; made a cash payment of approximately $559,000; and issued a note payable of $370,000 with interest at 7% per annum. Interest and principal on the note are payable quarterly beginning January 31, 2000, with the final payment due October 31, 2004. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $964,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years. In connection with the transaction the principals of West-Tech entered into employment agreements with the Company. The employment agreements are for one year and call for the principals, among other things, to receive their regular salaries during the terms of the agreements.

         During March 2000, the Company through its wholly owned subsidiary, CommWorld Acquisition Corporation, purchased certain assets and assumed certain liabilities of Telecom Systems ("Telecom") a wholly owned business unit of Allstar Systems, Inc. The Company acquired inventory of approximately $50,000, and the ongoing business operations of Telecom. The Company made a cash payment of $250,000. In addition the Company agreed to provide warranty services to Telecom's customers of up to a maximum of $30,000. The Company will issue shares of its common stock with a value of up to $300,000 based on the performance of the acquired operations for the six month period after closing. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $230,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years. Any additional amounts paid, as part of the contingent consideration will be accounted for as additional goodwill.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(2)      BUSINESS ACQUISITIONS (CONTINUED)

         The following unaudited pro forma information for the years ended April 30, 2000 and 1999 assumes the acquisition of CRI and CommWorld of Denver occurred as of May 1, 1998 and that the acquisitions of RMS, West-Tech and Telecom occurred as of May 1, 1999. The pro forma results do not purport to be indicative of the results of operations which would actually have occurred had the acquisitions occurred on May 1, 1999 or May 1, 1998, or which may occur in the future.



                                                                    Year ended April 30,
                                                              -----------------------------
                                                                  2000             1999
                                                              -----------------------------
                                                                      (unaudited)
                                                              -----------------------------
         Gross revenue                                        $    20,160      $    11,488
         Net loss                                                  (4,120)          (1,769)
         Loss per common share from continuing operations            (.58)            (.57)


 (3)     NOTES RECEIVABLE

         Occasionally, amounts due on open account from various franchisees were converted to promissory notes bearing interest at rates ranging from 8.5% to 12% per annum, payable in installment periods ranging from 12 to 36 months, and secured by the franchisee's business assets. In prior years, the Company sold various Company-owned outlets with a portion of the sales financed with promissory notes.

         The Company also may finance payments of initial franchise fees with promissory notes for up to four months. There are no notes receivable at April 30, 2000. Notes receivable consist of the following at April 30, 1999:


                  Equipment sales                                                $           54
                  Company-owned outlet sales                                                 22
                  Franchise fees                                                              9
                  Former president of the Company                                            25
                                                                                 --------------
                                                                                            110

                     Less current portion                                                    77
                                                                                 --------------
                     Non-current portion                                         $           33
                                                                                 ==============

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at April 30:

                                                              Estimated
                                                             useful life        2000            1999
                                                             -----------     ----------     ----------
         Furniture, fixtures and equipment                           3-5     $      551     $      396
         Software                                                      5             34             --
         Vehicles                                                      5             30              9
         Leasehold improvements and other                              5             61             22
                                                                             ----------     ----------
                                                                                    676            427
           Less accumulated depreciation and amortization                           241            163
                                                                             ----------     ----------
             Property and equipment, net                                     $      435     $      264
                                                                             ==========     ==========

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(5)      INTANGIBLE ASSETS

         Intangible assets consist of the following at April 30:

                                                          Amortization
                                                             period           2000           1999
                                                        ----------------   ---------       ---------
         Goodwill                                           20 years       $   3,855       $   1,987
         Customer base                                       5 years              43              --
         Franchises reacquired                               5 years              --             316
         Non-compete agreements                            2-5 years              --             172
                                                                            --------        --------
                                                                               3,898           2,475
            Less accumulated amortization                                        482             788
                                                                            --------        --------

              Intangible assets, net                                        $  3,416       $   1,687
                                                                            ========        ========


         At April 30, 1999 franchises reacquired and non-compete agreements were fully amortized.

(6)      REVOLVING LINE OF CREDIT

         In January 2000 the Company entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits the Company to borrow up to $2,000,000, is due on demand and is subject to certain collateral limitations and significant covenants primarily related to capital expenditures, payment of dividends, borrowing and equity issuances. Interest, at the rate of prime plus 3.5% per annum, is due monthly. The revolving line of credit is collateralized by substantially all of the assets of the Company. At April 30, 2000 and 1999 the Company had outstanding borrowings on the lines of credit of $993,000 and $497,000, respectively.

 (7)     NOTES PAYABLE

         Notes payable consist of the following at April 30:

                                                                             2000        1999
                                                                            ------       ------
         Installment note payable to Toshiba America Information
            Systems, Inc. (TAIS), net of discount                           $  125       $  377
         Notes payable to sellers of acquired companies
            (see Note 2)                                                       937          762
         Convertible notes                                                   1,683           --
         Other notes payable                                                    32            9
                                                                            ------       ------
                                                                             2,777        1,148

               Less current portion                                            495          766
                                                                            ------       ------
               Non-current portion                                          $2,282       $  382
                                                                            ======       ======

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(7)      NOTES PAYABLE (CONTINUED)

         Effective December 22, 1995, the Company entered into an agreement with TAIS, its major supplier and unsecured creditor, to transfer $1,530,950 of accounts and note payable to a long-term obligation (the "Note") and to increase its credit facility by $400,000. Under the terms of the Note, the Company was required to make 60 equal installments of $29,598, including interest at 6% per annum, commencing in February 1996. Additional provisions of the Note agreement provided for principal reductions based on the Company's net operating cash flows. The Note is personally guaranteed by the Company's former president, however, the Company has indemnified its former president relative to this guarantee.

         During August, 1997, TAIS modified the terms of the Note to a non-interest bearing obligation, provided the monthly payments of $29,598 continued in a timely manner.

         The fair value of the Note payable to TAIS is estimated based on the amount of future cash flows discounted using the Company's current borrowing rate for loans of comparable maturity. At April 30, 2000 and 1999, the estimated fair value of the TAIS note approximates its carrying value.

         During fiscal 2000 the Company received net proceeds of approximately $1,362,000 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. Each Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004. Principal and interest on the notes is due the earlier of September 30, 2002, the date of receipt of an equity financing in excess of $4,000,000 or the date the Company consummates a merger with another entity in which the Company's shareholders receive a minimum of $10,000,000. The notes bear interest at 8% per annum.

         In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes. The registration statement was not declared effective by April 30, 2000, and as a result the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of this acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes, the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes.

         The Company sold warrants as part of the Subordinated Convertible Note offering with a fair value of $606,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the long-term debt and is being amortized over the three year term of the loan. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.8125 - $1.35; zero dividends; expected volatility of 102.6%; risk free interest rate of approximately 5.5%; and an expected life of two years.


                         Face value                 $2,200
                         Unamortized discount          517
                                                    ------

                                                    $1,683
                                                    ======

         The scheduled maturities of notes payable by fiscal year, exclusive of the discount, are, $495,000 in 2001, $234,000 in 2002, $2,429,000 in
         2003, and $136,000 in 2004.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(8)      FRANCHISED OUTLETS

         The following table provides data on franchised outlets:


                                                  Franchised
                                                    outlets
                                                  ----------
              Total at April 30, 1998                 53
                   Additions                          11
                   Terminated                         (1)
                                                   -----
              Total at April 30, 1999                 63
                   Additions                           1
                   Terminated                         (5)
                                                   -----
              Total at April 30, 2000                 59
                                                   =====

(9)      COMMITMENTS

         EMPLOYMENT AGREEMENTS

         The Company has entered into Employment Agreements (the "Agreements") with several individuals in connection with various business acquisitions during fiscal years 1999 to 2000. Generally, the terms of these Agreements provide for a one to five year term of employment and a fixed minimum amount of annual compensation and bonus-performance incentives. Total compensation paid under these Agreements during fiscal years ended April 30, 2000 and 1999 was $352,000 and $108,000, respectively.

         The future minimum payments required under these Agreements at April 30, 2000 are as follows:


               Year ended April 30:
               --------------------
                     2001                  $    385
                     2002                       162
                     2003                       120
                     2004                       120
                                           --------
                                           $    787
                                           ========

         OPERATING LEASES

         The Company leases office space and related facilities, equipment and vehicles under non-cancelable operating leases. Future minimum lease payments for such operating leases are as follows:



                                        Minimum Lease      Amounts Due          Net Minimum
                 Year ended April 30:     Payments        from Subleases       Lease Payments
                 --------------------   -------------     --------------       --------------
                         2001             $   627             $  211               $  416
                         2002                 478                191                  287
                         2003                 405                 55                  350
                         2004                 293                 --                  293
                         2005                 200                 --                  200
                         Thereafter            --                 --                   --
                                          -------             ------               ------

                                          $ 2,003             $  457               $1,546
                                          =======             ======               ======

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(9)      COMMITMENTS (CONTINUED)

         Aggregate rental expense, net of sublease rental income of $180,000 and $55,000, under operating leases was $276,000 and $255,000 for the years ended April 30, 2000 and 1999, respectively.

         During fiscal 1999, the Company relocated its corporate headquarters to one of the Company's other operating facilities. The Company entered into sublease agreements, with recourse, on the vacated facilities, under terms substantially the same as the original leases.

         CAPITAL LEASES

         The Company leases computer equipment under capital leases. At April 30, 2000, scheduled future minimum payments under capital leases with initial or remaining terms of one year or more are as follows:


                 Year ended April 30:
                 --------------------
                         2001                                         $  32
                         2002                                            22
                                                                      -----
             Total minimum lease payments                                54
             Less interest                                                8
                                                                      -----
             Present value of net minimum lease payments                 46

             Less current portion                                        25
                                                                      -----
             Non-current portion                                      $  21
                                                                      =====

         The following is a summary of property and equipment under capital leases at April 30:


                                            2000         1999
                                            -----        -----
             Computer equipment             $  72        $  72
             Accumulated amortization         (22)          (8)
                                            -----        -----
                                            $  50        $  64
                                            =====        =====

         Amortization of assets held under capital leases is included with depreciation expense.

(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

         SERIES A PREFERRED STOCK

         In October 1992, the Company authorized the establishment and designation of 1,000,000 shares of Series A Preferred Stock. There were no Series A Preferred Stock shares issued and outstanding at April 30, 2000 and 1999.

         SERIES B PREFERRED STOCK

         In connection with the Company's acquisition of Master Franchise, Inc. and Communications World of Phoenix South, Inc. in April 1994, the Company authorized 100,000 shares of Series B Preferred Stock and issued 80,088 shares to the sole shareholder of the acquirees. Shares of the Series B Preferred Stock were convertible into common stock at the election of the holders. The conversion rights were not exercised and expired April 30, 1997. In 1999, the Company sold its operating unit in Phoenix back to the original owner. As partial consideration for the purchase, the Company took back and canceled all of the outstanding shares of Series B Preferred Stock and the rights to accumulated and unpaid dividends were waived.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

         SERIES C PREFERRED STOCK

         The Company authorized 440,000 shares of Series C Preferred Stock, 140,060 shares to the shareholders of CommWorld of Seattle North, Inc., 181,484 shares to the shareholders of Digital Telecom Incorporated, 40,000 shares to the shareholders of Communications World of Columbia, Inc., 65,135 shares to the sole shareholder of Alpha Communications & Technology, Inc. and 10,000 shares to employees as incentive compensation. In connection with the Company's sale of certain operating units during fiscal 1999, 65,135 shares of Series C Preferred Stock were taken as partial consideration and were canceled by the Company. The rights to accumulated and unpaid dividends on these shares of stock were waived. Shares of the Series C Preferred Stock were convertible into common stock at the election of the holders. Effective July 16, 1997 the conversion rights expired. During fiscal 2000 the Company offered to exchange the Series C Preferred Stock and accrued but undeclared dividends for common stock at a ratio of four preferred shares for one common share. Dividends on the Series C Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series C Preferred Stock shall have a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. The Company may redeem the Series C Preferred Stock at $1.00 per share plus accrued and unpaid dividends by giving thirty days notice to the holders of the Series C Preferred Stock. At April 30, 2000 and April 30, 1999 there were $2,400 and $130,630 in accumulated dividends, respectively.

         SERIES F PREFERRED STOCK

         The Company authorized 1,100,000 shares of Series F Preferred Stock. Shares of the Series F Preferred Stock are convertible into Common Stock at the election of the holders at a conversion price equal to 50% of the current market price determined by the 30 day average price prior to conversion. The shares of Series F Preferred Stock will automatically be converted into fully-paid and non-assessable shares of Common Stock upon the effective date of a registration statement covering the Common Stock. Dividends on the Series F Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. Upon liquidation, dissolution or winding up of the Company, the Series F Preferred Stock has a preference of $1.00 per share plus accumulated and unpaid dividends, payable from the proceeds of sale or distribution of the Company's assets prior to any distribution to the holders of common stock. At April 30, 1999 there were $44,195 in accumulated dividends. At April 30, 2000 all of the Series F Preferred Stock had been converted to Common Stock.

         The Company issued 143,000 shares of Series F Preferred Stock in connection with the acquisition of the assets of its franchise, CommWorld of Tucson. The Company also issued, for cash, 45,000 shares of Series F Preferred Stock, realizing net proceeds of $39,150, in connection with a private offering of the shares. The Company issued 169,818 shares in connection with the exercise and conversion of certain notes payable into equity. In connection with the Company's sale of certain operating units in 1999, 143,000 shares of Series F Preferred Stock were received as partial consideration and canceled by the Company. The rights to accumulated and unpaid dividends on these shares of stock were waived.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

         SERIES G PREFERRED STOCK

         The Company authorized and issued 83,500 shares of Series G Preferred Stock to an individual in connection with the acquisition of the assets of CommWorld of Tucson. Shares of the Series G Preferred Stock were convertible into common stock at the election of the holders at a conversion price of $1.625. Dividends on the Series G Preferred Stock are paid when declared by the Board of Directors, at the rate of $.08 per share per annum before any dividends on shares of the Company's common stock are paid. In 1999, the Company sold its operating unit in Tucson to the original owner. As partial consideration for the sale, the Company received in exchange and canceled all of the previously issued and outstanding Series G preferred shares. All rights to accumulated and unpaid dividends were waived.

         SERIES H PREFERRED STOCK

         The Company authorized 17,700 shares of Series H Preferred Stock in 1999 in connection with a private placement of equity securities. The shares of Series H Preferred Stock were offered in a unit offering of securities with each unit consisting of one share of Series H Preferred Stock and 40 common stock purchase warrants exercisable at $3.00 per share. Each share of Series H Preferred Stock was convertible into 200 shares of common stock upon approval of the shareholders of the Company of an increase in the authorized shares of common stock, which approval was granted in March of 1999. There were 13,807.5 shares of Series H Preferred Stock issued which were converted into 2,761,500 shares of common stock.

         The Company realized gross proceeds of $2,761,500. The issuance of Series H Preferred Stock provided a beneficial common stock conversion privilege which resulted in the recognition of additional dividends of approximately $605,000. The estimated fair value of the common stock purchase warrants is treated as an additional dividend. The fair value of these warrants were estimated at $31,000 using the Black-Scholes pricing model with the following assumptions: average common stock market price of $1.21; risk free interest rate of approximately 5.5%; expected life of five years; expected volatility of 25%; and zero dividends. The total dividends of $636,000 attributable to the Series H Preferred Stock issuance was not disclosed in the year ended April 30, 1999, as originally reported, which resulted in an understatement of basic and diluted net loss per common share of $.026. Accordingly, the net loss per share applicable to common stock has been restated.

         SERIES I PREFERRED STOCK

         The Company authorized 1,000 shares of Series I Preferred Stock in connection with the merger with Interconnect Acquisition Corporation
         (IAC) and issued all of the shares to the shareholders of IAC. Each share of Series I Preferred Stock was converted into 2,000 shares of common stock upon the approval of the shareholders of the Company of an increase in authorized shares of common stock, which approval was granted in March, 1999 and the Series I Preferred Stock was converted into 2,000,000 shares of common stock.

         The schedule on the following page summarizes the preferred stock activity for Series B, C, F, G, H and I for fiscal years ended April 30, 2000 and 1999:

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)


                                   Series B               Series C                 Series F              Series G
                              -------------------  ----------------------   ----------------------  -----------------
                               Shares     Amount     Shares      Amount      Shares      Amount     Shares    Amount
                              --------   --------  ---------  -----------   --------   -----------  ------   --------
BALANCES, APRIL 30, 1998        80,088    $   80    436,679    $   436      357,818    $    358      83,500    $    84

Issuance of preferred
stock                               --        --         --         --           --          --          --         --

Cancellation of preferred
stock in connection with
sale of operating units        (80,088)      (80)   (65,134)       (65)    (143,000)       (143)    (83,500)       (84)

Conversion of preferred
stock into common stock
upon shareholder approval
of additional authorized
common shares                       --        --         --         --           --          --          --         --
                               -------    ------   --------    -------      -------    --------     -------    -------
BALANCES, APRIL 30, 1999            --        --    371,545        371      214,818         215          --         --

Conversion of preferred
Stock into common stock
as a result of shareholder
approval of additional
authorized common
shares                              --        --   (361,545)      (361)    (214,818)       (215)         --         --
                               -------    ------   --------    -------     --------    --------     -------    -------
BALANCES, APRIL 30, 2000            --    $   --     10,000    $    10           --    $     --          --    $    --
                               =========  ======   ========    =======     ========    ========     =======    =======





                                       Series H                 Series I         Total Preferred Stock
                                  --------------------    -------------------    ---------------------
                                   Shares      Amount      Shares      Amount      Shares     Amount
                                  --------   ---------    --------    -------    ---------   ---------
BALANCES, APRIL 30, 1998               --    $     --          --    $     --     958,085    $    958

Issuance of preferred
stock                              13,807          14       1,000           1      14,807          15

Cancellation of preferred
stock in connection with
sale of operating units                --          --          --          --    (371,722)       (372)

Conversion of preferred
stock into common stock
upon shareholder approval
of additional authorized
common shares                     (13,807)        (14)     (1,000)         (1)    (14,807)        (15)
                                  -------    --------      -------   --------    --------    --------

BALANCES, APRIL 30, 1999               --          --          --          --     586,363         586

Conversion of preferred
Stock into common stock
as a result of shareholder
approval of additional
authorized common
shares                                 --          --          --          --    (576,363)       (576)
                                  -------    --------      ------    --------    --------    --------
BALANCES, APRIL 30, 2000               --    $     --          --    $     --      10,000    $     10
                                  =======    ========      ======    ========    ========    ========

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

         During the year ended April 30, 1999, shares of Series H and Series I Preferred Stock were issued and subsequently converted into Common Stock. There were 13,807.5 shares of Series H Preferred Stock issued which were converted into 2,761,500 shares of Common Stock; there were 1,000 shares of Series I Preferred Stock issued which were converted into 2,000,000 shares of Common Stock.

         COMMON STOCK PURCHASE WARRANTS AND ACQUISITION OPTIONS

         The Company has granted warrants and acquisition options, which are summarized as follows:

                                                  April 30, 2000                 April 30, 1999
                                              --------------------------    --------------------------
                                                            Weighted                      Weighted
                                               Number       Average          Number       Average
                                              of Shares   Exercise Price    of Shares   Exercise Price
                                              ---------   --------------    ---------   --------------
         Outstanding, beginning of
         period                               1,681,680     $    2.08         658,000     $    1.78

            Issued                            1,221,760           .72       1,023,680          2.27
            Expired                             (25,000)         1.00              --            --
            Exercised                          (336,150)          .73              --            --
                                              ---------                     ---------

         Outstanding, end of period           2,542,290     $    1.61       1,681,680     $    2.08
                                              =========                     =========


         Warrants and acquisition options outstanding at April 30, 2000 will expire as follows:


                                                         Weighted
                                         Number           Average
                         Fiscal Years   of Shares      Exercise Price
                         ------------   ---------      --------------
                             2002        310,000         $  1.24
                             2003        323,000            2.35
                             2004        890,530            2.46
                             2005        898,760             .58
                             2006        120,000            2.08


         On May 20, 1997, the Company entered into an investment banking agreement (the Agreement) with M.H. Meyerson & Co., Inc. (Meyerson). Under the terms of the Agreement, Meyerson provides investment banking services for the Company, on a best efforts basis, including assistance with mergers and acquisitions, internal capital structuring and the placement of new debt and equity issues for a period of up to five years commencing from the date of the Agreement. In consideration of the services to be performed, the Company granted Meyerson warrants to purchase 175,000 shares of Common Stock at a price of $1.20 per share. The warrants are fully vested and may be exercised at any time up to and including May 20, 2002. The warrants carry piggyback registration rights.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company completed a private placement of equity securities on May 25, 1998. The private placement consisted of 283,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $2.50 for a period of five years. The Units were sold for $1.25 each for total proceeds of $353,750. In addition to the Units, the Company sold to the Placement Agent 40,000 Common Stock purchase warrants for $100, exercisable at $1.25 per share for a period of five years.

         The Company completed an additional private placement of equity securities in March, 1999. The private placement consisted of 13,807.5 Units with each Unit consisting of one share of Series H Preferred Stock and 40 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $3 per share at any time up to and including March 31, 2004. Additionally, 331,380 common stock purchase warrants were issued to the placement agent. The warrants may also be exercised at any time up to March 31, 2004; 276,150 warrants are exercisable at $1 per share and 55,230 are exercisable at $3 per share.

         As a part of severance agreements with executive officers of the Company, common stock purchase warrants were issued which entitle the holders to purchase 135,000 shares of common stock at $1.30 per share and 25,000 shares at $1.00 per share. The 135,000 warrants may be exercised at any time up to August 11, 2001 and the 25,000 warrants were exercisable up to September 20, 1999. The warrants were fair valued at $.31 and $.13 per share, respectively, and a charge of $45,100 was recorded for fiscal year ended April 30, 1999 with an offsetting increase to additional paid in capital.

         In October 1999, the Company entered into a consulting agreement with TKO International, Inc. (TKO). The agreement called for TKO to provide the company with financial public relations services. TKO received warrants to purchase 120,000 shares of common stock at prices from $1.75 to $2.40, expiring at various dates to March 2003. The warrants were recorded based on their fair value of $71,000. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $1.9375; zero dividends; expected volatility of 100.5%; risk free interest rate of approximately 5.5%; and an expected life of six months to a year. The value of the warrants were amortized over the term of the agreement, which was replaced with a new agreement effective March 1, 2000.

         On March 1, 2000, the Company entered into a new consulting agreement with TKO. TKO received $30,000 under this agreement which was replaced with a new agreement commencing on June 15, 2000 and expiring on December 15, 2000. The cash compensation was expensed over the term of the March 2000, agreement.

         See Note 7 for additional warrants issued.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

         OTHER RELATED PARTY TRANSACTIONS

         In September 1997 the Company entered into an agreement with an entity ("CCG"), for CCG to provide the Company with financial advisory and investment banking services. A then director of the Company, was President of CCG. The Company agreed to pay CCG $1,000 per month and additional compensation if certain acquisitions were completed. In June 1998, the Company entered into a new agreement with CCG, which superseded the September, 1997 agreement. CCG agreed to provide financial advisory services to the Company, including due diligence and a fairness opinion in connection with the Company's merger with IAC. The Company paid to CCG $32,930 during the period from September, 1997 through April, 1999, including a $25,000 fee for a fairness opinion delivered to the Company in connection with the IAC merger.

         The Company has used the services of an investment banker ("BMCG"), as a placement agent for offerings in 2000 and 1999 of Common Stock, Preferred Stock and debt. During this period, BMCG sold an aggregate of $5,272,000 in equity and debt securities on behalf of the Company. The Company paid BMCG an aggregate of $387,000 in commissions, and issued warrants to purchase an aggregate of 593,140 shares of Common Stock. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $1.9375; zero dividends; expected volatility of 103%; risk free interest rate of approximately 5.5%; and an expected life of two years. Two principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company. In addition, BMCG was paid a consulting fee of $35,000 for assistance with certain acquisitions made by the Company during fiscal 2000.

(11)     BENEFIT PLANS

         STOCK OPTIONS

         The Company has adopted two stock incentive plans for its employees and consultants. The 1997 Stock Option Plan provides for the reservation of 150,000 shares of the Company's Common Stock. Pursuant to the terms of the 1997 Plan, options may be granted to employees of the Company and consultants to the Company. In addition to the shares reserved under the Plan for future issuance, there was a specific grant of 135,000 options to certain employees, directors and consultants. Options to purchase 115,000 shares are exercisable at $1.30 per share and options to purchase 20,000 shares are exercisable at $1.50 per share, the quoted market values of the Common Stock on the respective dates of grant. The specific grants are fully vested and will expire in August 2001 and February 2002 respectively.

         The 1998 Stock Incentive Plan provides authority for the grant of options to purchase up to 1,000,000 shares of common stock. Options are granted at the quoted market value on the date of grant. The options granted become exercisable over a three-year period and must be exercised within five years from the date of grant. At April 30, 2000, the Company had 650,843 options outstanding to purchase common stock at prices ranging from $.97 to $4.00 per share, with expirations occurring through March of 2005. All options under the 1998 Plan were issued at the quoted market value on the date of grant.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(11)     BENEFIT PLANS (CONTINUED)

         Additionally, in accordance with a stock option plan adopted in February 1993, the Company's board of directors authorized the issuance of options to purchase up to 20,000 common shares to non-employee directors of the Company. Options are granted at the quoted market value on the date of grant. The options granted become exercisable over a three-year period and must be exercised within three years from the date of grant. At April 30, 2000, the Company had 2,000 options granted to purchase common stock at $2.00 per share, expiring November 1, 2000. The Plan expired in November 1997.

         In fiscal year 1999, the Company adopted the 1999 Non-discretionary Stock Option Plan (the "1999 Plan"), pursuant to which options to purchase up to 300,000 shares of Common Stock could be granted to non-employee directors of the Company. Options to purchase 10,000 shares each have been granted to two non-employee board members at $1.50 per share, the fair market value on the date of grant. The options were valued at $.36 each and a charge of $14,320 was recorded in the year ended April 30, 1999, with an offsetting increase in additional paid-in capital. These options will expire in February 2004. Additionally, options to purchase 10,000 shares each have been granted to two non-employee board members at $1.88 per share, the quoted market value on the date of grant. The options will expire in February 2005. Options to purchase 10,000 shares will be granted to any person becoming a director who is not employed by the Company or any of its subsidiaries. In addition, each non-employee director will receive options to purchase 10,000 shares annually, commencing February 1, 2000 and ending February 1, 2004. If any option grant expires or terminates, all shares which were not issued under the option grant will become available for additional awards under the 1999 Plan.

         Furthermore, in 1996 the board of directors granted options to a consultant that were not issued pursuant to any plan. At April 30, 1999, the Company had 37,500 options outstanding to purchase common stock at prices ranging from $1.00 to $3.13 per share, the quoted market values of the Common Stock on the dates of grant. These options are fully vested and expired September 20, 1999. During fiscal 2000 and 1999, no stock options were exercised.

         The following is a summary of the status of options granted under the above plans:

                                                           Number      Aggregate        Weighted Average
                                                         of Shares   Exercise Price      Exercise Price
                                                         ---------   --------------     ----------------
         Balances, April 30, 1998                         470,000      $    786            $   1.67
         Granted                                          354,750           464                1.31
         Expired                                         (314,000)         (533)               1.70
                                                         --------      --------

         Balances, April 30, 1999                         510,750           717                1.40
         Granted                                          435,460           736                1.69
         Expired                                         (118,367)         (204)               1.72
                                                         --------      --------
         Balances, April 30, 2000                         827,843      $  1,249                1.51
                                                         ========      ========

         The weighted average exercise price of options granted during fiscal years 2000 and 1999 was $ 1.69 and $1.31 per share, respectively. All options were granted at market for periods presented. The weighted fair value of the options granted were $1.05 for the year ended April 30, 2000.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(11)     BENEFIT PLANS (CONTINUED)

         Options outstanding at April 30, 2000 will expire as follows:


                                                            Weighted
                                                Number      Average
                            Fiscal Years      of Shares   Exercise Price
                            ------------      ---------   --------------
                               2001              2,000      $  2.00
                               2002            135,000         1.33
                               2004            293,833         1.30
                               2005            397,010         1.72

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation costs for these option plans been determined based on the fair value at the grant date for options granted in 2000 and 1999, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share applicable to common stock for 2000 and 1999 would have been the pro forma amounts indicated below:

                                                            2000        1999
                                                         ----------   ---------
         Net loss applicable to common stock -
             as reported                                 $  (2,806)   $  (2,464)
         Net loss applicable to common stock -
             pro forma                                      (2,958)      (2,540)
         Loss per common share -
             as reported                                      (.39)       (1.02)
         Loss per common share -
             pro forma                                        (.42)       (1.05)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                    2000              1999
                                                 ----------        -----------
                         Risk-fee interest       5.5%              5.0% - 6.0%
                         Expected life           3 years           3 years
                         Expected volatility     98% - 104%        30%
                         Expected dividend       $0                $0

               The following table summarizes the stock options outstanding at April 30, 2000:


                        Options Outstanding                 Options Exercisable
                    -----------------------------     --------------------------------
     Range of         Number     Weighted Average       Number        Weighted Average
  Exercise Prices   Outstanding   Exercise Price      Exercisable      Exercise Price
  ---------------   -----------  ----------------     -----------     ----------------
   $0.97 - 1.00       179,900        $   .99            159,832           $   .99
    1.01 - 1.30       262,810           1.19            176,981              1.23
    1.31 - 2.00       255,133           1.53            186,328              1.33
    2.01 - 4.00       130,000           2.83              7,000              2.75
                      -------                           -------
   $0.97 - 4.00       827,843        $  1.51            530,141           $  1.29
                      =======                           =======

         401(k) PLAN

         On August 1, 1985, the Company established an Employees' Savings Plan
         (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of twenty-one. The Company may make matching contributions of up to 50% of the participant's contribution, made via salary reduction arrangements, as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contributions to the ESP in fiscal 2000 or 1999.

(12)     INCOME TAXES

         There was no income tax expense attributable to income from operations for the years ended April 30, 2000 and 1999 due to losses incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 2000 and 1999 are as follows:


                                                      2000       1999
                                                     -------    -------
          Net operating loss carryforwards           $ 3,311    $ 2,843
          Allowance for doubtful accounts                 87         83
          Allowance for obsolete inventory                --         28
          Amortization of goodwill                      (253)        11
          Other, net                                     (13)         6
                                                     -------    -------

               Total gross deferred taxes              3,132      2,971
               Valuation allowance                    (3,132)    (1,926)
                                                     -------    -------

               Net deferred taxes                    $     0    $ 1,045
                                                     =======    =======

         The valuation allowance increased by approximately $1,500,000 and $26,000 in fiscal 2000 and fiscal 1999 respectively.

         In accordance with the provisions of Internal Revenue Code Section 382, based upon the Company's change in control resulting from the issuance of equity securities, utilization of the Company's net operating loss carryforwards is estimated to be limited. At April 30, 2000 the Company had aggregate net operating loss carryforwards of approximately $9,000,000 for income tax purposes, which expire in varying amounts from 2005 through 2015. Generally, these operating losses are available to offset future federal and state taxable income. The Company, as of April 30, 2000, has a valuation allowance for its entire net operating loss as it cannot determine if it is more likely than not that it will be utilized.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(12)     INCOME TAXES (CONTINUED)

         Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:


                                                        For the Years Ended April 30,
                                                        -----------------------------
                                                             2000        1999
                                                            -------    -------
Total expense (benefit) computed by applying
 the U.S. statutory rate                                    $  (516)   $  (605)
State income taxes, net of Federal tax benefit                  (62)       (71)
Effect of valuation allowance                                 1,623        676
                                                            -------    -------

                                                            $ 1,045    $    --
                                                            =======    =======

(13)     CERTAIN RISKS AND CONCENTRATIONS

         The Company has historically reported net losses, including reporting a loss from continuing operations of $1,558,000 for the fiscal year ended April 30, 2000 and has a working capital deficit of $1,643,000. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral at April 30, 2000. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. The Company sold convertible notes during fiscal 2000. These proceeds were used to fund operations of the Company and to fund the cash purchase price of the acquisitions completed during fiscal 2000. Management believes that the Company will increase revenues and cash flows in the future as a result of expected increases in internally generated sales. Furthermore, the Company expects to realize additional economies through its integration of past and future acquisitions. However, to support anticipated future growth in operations and to provide additional capital for acquisitions, the Company will need to raise additional debt and/or equity capital.

         Although management cannot provide assurance that the Company will ultimately achieve profitable operation or be cash positive nor that the Company will raise additional debt and/or equity capital, based on the revenue growth and prior demonstrated ability to raise sufficient capital, management believes that the Company's capital resources will be adequate to maintain its business strategy in the near term. However, if losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations.

         The Company currently purchases telephone systems and various peripheral equipment from several major suppliers. One of the suppliers provides approximately 55% of the inventory and products purchased by the Company while offering flexible credit terms. If the Company's relationship with the supplier was to cease, it could have a significant adverse impact on the operations of the Company.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(13)     CERTAIN RISKS AND CONCENTRATIONS (CONTINUED)

         The Company had 59 franchises located in 24 states at April 30, 2000. The Company sells its products and services to franchisees, multi-location customers, and to direct customers of the Company, generally without requiring any collateral. The Company maintains adequate allowances for potential credit losses and performs ongoing credit evaluations. One customer accounted for approximately 19% and 56% of the Company's direct equipment sales at April 30, 2000 and 1999, respectively.

         The Company's products are concentrated in the telephone interconnect industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. The Company's inventories include spare parts and components, which are specialized in nature and subject to technological obsolescence.

         While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

(14)     DISPOSAL OF OPERATING SUBSIDIARIES

         During September, 1998 the Company adopted a formal plan to dispose of its operating subsidiaries in Alexandria, Virginia, and Phoenix and Tucson, Arizona. During the Company's fiscal quarter ended January, 1999, the Company completed the sale of these operating subsidiaries. Each of the subsidiaries were sold to the original owners of those operations under the terms of assets sales agreements, respectively.

         The Company sold the assets of the Phoenix location for $65,000. In consideration for the assets acquired, the purchasers assumed certain liabilities and the purchaser returned 80,088 shares of $1.00 par value Series B Preferred Stock plus any accumulated and unpaid dividends, and returned 114,812 shares of $1.00 par value Series F Preferred Stock plus any accumulated and unpaid dividends.

         The Company sold the assets of the Tucson location for $88,000. In consideration for the assets acquired, the purchasers assumed certain liabilities and the purchaser returned 83,500 shares of $1.00 par value Series G Preferred Stock plus any accumulated and unpaid dividends, and returned 93,000 shares of $1.00 par value Series F Preferred Stock plus any accumulated and unpaid dividends. The preferred stock was returned at the rate $.50 per share under the terms of the sale agreement.

         The Company sold the assets of the Alexandria location for $58,000. In consideration for the assets acquired, the purchasers assumed certain liabilities, executed a promissory note in the amount of $25,000 and the purchaser returned 65,134 shares of $1.00 par value Series C Preferred Stock plus any accumulated and unpaid dividends. The preferred stock was returned at the rate $.50 per share under the terms of the sale agreement.

         The Company realized an aggregate loss from the sale of the operating subsidiaries of approximately $396,000. On a cumulative basis, the operating subsidiaries reported a net loss of approximately $33,000 for the year ended April 30, 1999.

         Net sales of the operating subsidiaries for fiscal 1999 were $667,000. This amount is not included in net sales in the accompanying statements of operations.

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(15)     SEGMENT INFORMATION

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 Disclosures About Segments of an Enterprise and Related Information, effective May 1, 1998. Reportable segments are based on products and services, geography, legal structure, management structure, and any other method in which management disaggregates a company. Based on the management approach model, the Company has determined its business operations are classified into two principal reporting segments. Separate management of each segment is required because each business unit is subject to different marketing, sales, and implementation strategies.


                                            Reportable Segments at April 30, 2000 and for the year then ended
                                            -----------------------------------------------------------------
                                                       1           2        All Other      Total
                                                   ---------   ---------   ----------    ----------
         External revenue                          $   9,666   $   5,216   $       --    $  14,882
         Interest and other revenue                       --          --          160          160
         Depreciation and Amortization                   370          --           --          370
         Income (loss) from continuing
           operations before income taxes                217         234       (2,009)      (1,558)
         Assets                                        7,026         367           44        7,437



                                            Reportable Segments at April 30, 1999 and for the year then ended
                                            -----------------------------------------------------------------
                                                       1           2        All Other     Total
                                                    -------   --------     ----------    --------
         External revenue                           $ 3,506   $ 5,386      $   248       $ 9,140
         Interest and other revenue                       4        --            5             9
         Depreciation and Amortization                  182        --           --           182
         Income (loss) from continuing
           operations before income taxes               197       375       (1,923)       (1,351)
         Assets                                       3,717        --        1,102         4,819

         Reportable Segment 1, the Company-owned segment, derives its revenues from the sales, service and installation of telephone systems to small and medium sized enterprises with single, multi-state and national locations. Segment 2, the Company's franchise program segment, derives its revenues from sales of equipment to franchisees and franchise fees.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
2.       Plan of Acquisition

 (a) Plan and Agreement of Merger dated October 20, 1998 by and among Interconnect Acquisition Corporation, Communications
                  World International, Inc. and IAC Acquisition Corporation.(1)

 (b)              Merger Agreement dated April 26, 1999 by and among Donaldson &
                  Associates, Inc. and IAC Acquisition Corporation.(1)

 (c)              Asset Purchase Agreement dated December 31, 1998 between
                  Communications World International, Inc., CommWorld-National
                  Capitol Area, Inc., Ben Hester and Alpha Communications &
                  Technologies, Inc.(1)

 (d)              Asset Purchase Agreement dated December 3, 1998 between
                  Communications World International, Inc., CommWorld of
                  Phoenix, Inc., Mick Heath and Summit Team Investments, Inc.
                  (1)

 (e)              Asset Purchase Agreement dated December 4, 1998 between
                  Communications World International, Inc., CommWorld of
                  Phoenix, Inc., Bill Heath and Digital Voice and Data, Inc.(1)

 (f)              Merger Agreement dated September 30, 1999 by and among
                  CommWorld Acquisition Corporation, Willpower, Inc. D/B/A/ RMS
                  Communications, and Pierre Miossec.(1)

 (g)              Asset Purchase Agreement dated October 29, 1999 between
                  Communications World International, Inc., West-Tech
                  Communications Corp. and Dave Clappisi.(1)

 (h)              Asset Purchase Agreement dated March 16, 2000 between
                  CommWorld Acquisition Corporation and Allstar Systems, Inc.
                  filed as Exhibit 2.1 to the Form 8-K dated March 16, 2000 is incorporated herein by this reference.


3.       Articles of Incorporations and Bylaws.

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

 (d)              Articles of Amendment to the Articles of Incorporation dated
                  August 4, 1998 filed as Exhibit 3 (d) to the report on Form
                  10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

 (e)              Articles of Amendment to the Articles of Incorporation dated
                  March 23, 1999.(1)

4.       Instruments defining the rights of holders, including indentures

 (a)              Certificate of Designation establishing Series C Preferred
                  Stock filed with Amendments to Articles of Incorporation in 3(a) above.

 (b)              Certificate of Designation establishing Series F Preferred
                  Stock filed with Amendments to the Articles of Incorporation in 3(c) above.

10.      Material Contracts

 (a)              Current Form of Franchise Agreement.(1)

 (b) Non-Discretionary Stock Option Plan filed as Exhibit 10(h) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

 (c) Accounts Receivable Financing Agreement dated January 19, 1995 with Republic Acceptance Corporation filed as Exhibit 10(m) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

 (d)              Security Agreement dated January 19, 1995 with Republic
                  Acceptance Corporation filed as Exhibit 10(n) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

 (e) Agreement to Restructure Debt, effective December 22, 1995 between Registrant and Toshiba America Information Systems,
                  Inc., Promissory Note dated December 22, 1995 in the amount of
                  $1,530,950 made by Registrant to Toshiba America Information
                  Systems, Inc., and Personal Guaranty by Richard D. Olson,
                  President of Registrant, in favor of Toshiba America
                  Information Systems, Inc. effective December 22, 1995, filed as Exhibit (a) to the Report on Form 10-QSB for the quarter ended January 31, 1996 is incorporated herein by this reference.


 (f) Telecommunications Master Dealer Agreement between Registrant and Toshiba America Information Systems, Inc., dated April 1,
                  1998 filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

 (g)              Amended and Restated 1997 Stock Option Plan filed as Exhibit
                  10(k) to the Report on From 10-KSB for the year ended April
                  30, 1998 is incorporated herein by this reference.

 (h)              Consulting and Severance Agreement dated July 24, 1998 with
                  Richard D. Olson, including Warrant and Proxy filed as Exhibit
                  10(m) to the Report on Form 10-KSB for the year ended April
                  30, 1998 is incorporated herein by this reference.

 (i) Agreement between Registrant and M.H. Meyerson and Co., Inc., dated May 20, 1997 filed as Exhibit 10(n) to the Report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

 (j) Agreement between Registrant and Century Capital Group, Inc., dated June 23, 1998 filed as Exhibit 10 (o) to the Report on
                  Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

 (k)              1998 Stock Incentive Plan.(1)

 (l)              1999 Non-discretionary stock option plan.(1)

 (m) General Credit and Security Agreement dated January 29, 2000 with SPECTRUM Commercial Services filed as Exhibit 10 to the Report on Form 10-QSB for the quarterly period ended January
                  31, 2000 is incorporated herein by this reference.

 (n)              Consulting agreement between Registrant and TKO International,
                  Inc. dated June 5, 2000.

 (o)              Consulting agreement between Registrant and Bathgate McColley
                  Capital Group LLC, dated January 3, 2000.

----------
(1) Filed as an exhibit to the Report on Form 10-SB, as amended and incorporated herein by this reference.