Form 10QSB
period 2000-07-31
COMMUNICATIONS WORLD INTERNATIONAL INC
filed 2000-09-12
CIK 727347

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   ----------

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  JULY 31, 2000

     [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

     Commission file number:  0-30220

                                   ----------

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   Colorado                                    84-0917382
        -------------------------------                    ------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

7388 S Revere Parkway, Suite 1000, Englewood, Colorado            80112
------------------------------------------------------      ------------------
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

As of August 31, 2000, the issuer had 8,555,543 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                      $     53
   Trade accounts and current portion of notes receivable, less allowance for doubtful accounts of $238
                                                                                                2,577
   Inventory
                                                                                                  298
   Prepaid expenses
                                                                                                  138
                                                                                             --------

       TOTAL CURRENT ASSETS
                                                                                                3,066

Property and equipment, net
                                                                                                  490
Deposits and other assets
                                                                                                  278
Intangible assets, net
                                                                                                3,358
                                                                                             --------
                                                                                             $  7,192
                                                                                             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                                                   $  2,083
    Revolving line of credit                                                                    1,539
    Current portion of notes payable (including $319 due to related parties)                      383
    Accrued expenses and other liabilities                                                        775
    Current portion of capital lease obligations                                                   27
                                                                                             --------
       TOTAL CURRENT LIABILITIES                                                                4,807

LONG TERM LIABILITIES:
   Capital lease obligations                                                                       72
   Accrued Interest                                                                               145
   Notes payable (including $363 due to related parties)                                        2,308
                                                                                             --------
                                                                                                7,332
                                                                                             --------

STOCKHOLDERS' EQUITY:
   Preferred stock, 3,000,000 shares authorized:
      Series C (cumulative) - 10,000 shares issued and outstanding                                 10
   Common stock, no par value, 25,000,000 shares authorized,
       shares issued and outstanding; 8,390,044                                                 8,921
   Additional paid-in capital                                                                   1,192
   Accumulated deficit
                                                                                              (10,263)
                                                                                             --------
        TOTAL STOCKHOLDERS' EQUITY                                                               (140)
                                                                                             --------
                                                                                             $  7,192
                                                                                             ========

See accompanying notes to consolidated financial statements

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------


                                                                 2000              1999
                                                               ---------         ---------
REVENUE:
   Franchise equipment sales                                   $   1,035         $   1,339
   Direct equipment and service                                    3,535             2,103
   Royalty fees                                                       38                41
   Other revenue                                                      20                18
                                                               ---------         ---------
        Total revenue                                              4,628             3,501
                                                               ---------         ---------

COSTS AND EXPENSES:
    Cost of franchise equipment sales                                931             1,223
    Cost of direct equipment and service                           2,534             1,328
    Selling                                                          376               261
    General and administrative                                       852               693
    Interest expense                                                 189                57
    Depreciation and amortization                                     83                51
                                                               ---------         ---------
        Total cost and expenses                                    4,965             3,613
                                                               ---------         ---------

NET LOSS                                                       $    (337)        $    (112)
                                                               =========         =========

LOSS PER COMMON SHARE:
     Basic and Diluted                                         $    (.04)        $    (.02)
                                                               =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and Diluted                                         8,354,957         6,702,571
                                                               =========         =========


See accompanying notes to consolidated financial statements

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------


                                                                                    2000           1999
                                                                                   ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $ (337)        $ (112)
   Adjustments to reconcile to net cash used by operating activities:
          Depreciation and amortization                                                83             51
          Amortization of debt discount and debt issuance costs                        66             --
          Provision for losses on accounts and notes receivable                        21             22
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                                     41           (561)
               Inventory                                                              143             42
               Deposits and other assets                                               46            (43)
               Trade accounts payable                                                (777)           116
               Accrued expenses and other liabilities                                 260             85
                                                                                   ------         ------
               Net cash provided used in operating activities                        (454)          (400)
                                                                                   ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (20)           (26)
                                                                                   ------         ------
               Net cash used by investing activities                                  (20)           (26)
                                                                                   ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debt issue                                               --            227
    Exercise of warrants                                                               84             --
    Net borrowings under line-of-credit agreement                                     546            221
    Repayment of notes                                                               (140)           (72)
    Repayment of capital lease obligations                                             (7)            (5)
                                                                                   ------         ------
               Net cash provided by financing activities                              483            371
                                                                                   ------         ------

               Net increase (decrease) in cash                                          9            (55)

CASH AT BEGINNING OF THE PERIOD                                                        44             57
                                                                                   ------         ------

CASH AT END OF THE PERIOD                                                          $   53         $    2
                                                                                   ======         ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                              $   78         $   57

NON-CASH INVESTING ACTIVITIES:
       Capital acquisitions financed by leases                                         60             --


See accompanying notes to consolidated financial statements

                    COMMUNICATIONS WORLD INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading.

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto, at April 30, 2000 and for the two years then ended included in the Company's report on Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.

(2)      SEGMENT INFORMATION

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


                                                        Reportable Segments at July 31, 2000 and for the
                                                                     three months then ended
                                                     ------------------------------------------------------
                                                        1               2          All Other         Total
                                                     --------       --------       ---------       --------
          External revenue                           $  3,535       $  1,073       $     --        $  4,608
          Interest and other revenue                       --             --             20              20
          Depreciation and amortization                    83             --             --              83
          Net income (loss)                               254             52           (643)           (337)
          Assets                                        6,819            320             53           7,192

                                                        Reportable Segments at July 31, 1999 and for the
                                                                     three months then ended
                                                     ------------------------------------------------------
                                                        1               2          All Other         Total
                                                     --------       --------       ---------       --------
          External revenue                           $  2,103       $  1,380       $     --        $  3,483
          Interest and other revenue                       --             --             18              18
          Depreciation and amortization                    51             --             --              51
          Net income (loss)                               162             64           (338)           (112)
          Assets                                        4,590            688              2           5,280



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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements herein, other than historical fact, may be deemed forward-looking. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements, include, among others, the ability to obtain additional financing, which is not assured; price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and suppliers' ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; the Company's ability to attract acquisition candidates and to successfully integrate acquisitions into the Company's business; interest rate fluctuations and other general economic conditions, as discussed in the Company's report on Form 10-KSB for the year ended April 30, 2000. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.


Results of Operations

For the three month period ended July 31, 2000, Communications World International, Inc. ("CommWorld" or the "Company") reported a net loss of $337,000 as compared to a net loss of $112,000 for the comparable period ended July 31, 1999. Total revenue for the quarter ended July 31, 2000 was $4,628,000 compared to total revenue of $3,501,000 for the quarter ended July 31, 1999.

Franchise Segment

The sales of the franchise segment in the three month period ended July 31, 2000, decreased to $1,035,000 from $1,339,000 as compared to the same time period from the prior year. The gross margin percentage on franchise equipment sales was approximately 10% for the three month period ended July 31, 2000 as compared to gross margins of approximately 9% for the same period in the prior year. Management does not expect future sales of the franchise segment to materially increase or decrease during the next twelve months.

Company Owned Segment

The increase in revenue from direct equipment sales and service was $1,432,000 for the three month period ended July 31, 2000, compared to the same time period from the prior year. The gross margin percentage on direct equipment sales and service for the three month period ended July 31, 2000 compared to the same period of the prior year declined 9% from 37% to 28%. The decrease in gross margin reflects an increase in lower margin service business versus higher margin equipment installation and sales in the Company's national account operations. The decrease in equipment installation and sales in the Company's national account operations is the result of reduced sales to the Company's largest national account customer. In addition, lower than expected sales in the Denver market resulted in lower utilization rates for technical employees which adversely affected gross margins.

The increase in sales reflects the Company's strategy to grow by acquisition in the Southwest United States. Sales for the three months ended July 31, 2000 include revenue from one acquisition in the

Dallas (completed September 1999), one acquisition in the Denver (completed October 1999) and one acquisition in the Houston (completed March 2000) markets not included in the three months ended July 31, 1999.

The increase in selling expenses was $115,000 for the three month period ended July 31, 2000, compared to the same time period from the prior year. This increase was due to increased commissions on higher sales volume and a larger sales force in Company owned operations.

The increase in general and administrative expenses was $159,000 for the three month period ended July 31, 2000, compared to the same time period from the prior year. This increase is due to the increased number of locations where the Company conducts operations, which is primarily due to the acquisitions described above. Office rents increased by approximately $40,000, salaries and wages of administrative personnel increased by approximately $45,000 and telephone expenses increased by approximately $18,000. General and administrative expenses were 18% of total revenue for the three months ended July 31, 2000 as compared to 20% of revenue for the three months ended July 31, 1999.

The increase in interest expenses was $132,000 for the three month period ended July 31, 2000, compared to the same time period from the prior year. The increase includes $66,000 of amortization of debt discount and debt issuance costs. The remainder of the increase reflects interest on acquisition notes and higher borrowings under a line of credit.


Lack of Working Capital; Need for Additional Financing

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. The Company had a working capital deficit of approximately $1,741,000 and deficit stockholders' equity of approximately $140,000 at July 31, 2000. The Company expects to continue its efforts to obtain additional capital. The Company has no firm commitments from any source and there can be no assurance the Company will obtain substantial capital. Moreover, due to the Company's poor liquidity and operating results and the absence of a Nasdaq listing for its Common Stock, the cost of obtaining additional capital is expected to be significant.

Cash flow used by operations totaled $454,000 for the three months ended July 31, 2000 versus a use of $400,000 for the same time period from the prior year. The use in 2000 resulted primarily from the consolidated operating loss plus a reduction of trade accounts payable. Cash provided by financing activities for the three months ended July 31, 2000 were $483,000 versus $371,000 for the same time period from the prior year. The proceeds in 2000 were primarily from borrowings under the Company's line-of-credit agreement. The proceeds in 1999 were primarily from the proceeds of a convertible debt offering and borrowings under the Company's line-of-credit agreement.

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

In October 1999 the Company completed an offer of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants. Each Unit consists of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. The Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004. The Company received net proceeds of approximately $1,362,000 from the sale of these units. As of July 31, 2000 the Company has received $110,000 in gross proceeds from the exercise of these Warrants.

In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes. The Company has not filed a registration statement and the institutional investors have the right to accelerate the maturity date of their notes to nine months from the date of exercise of the acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes.



                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      REPORTS ON FORM 8-K

Form 8-K filed on May 19, 2000, reporting the termination of proposed merger with Business Products, Inc.

Form 8-K filed on May 12, 2000, reporting the dismissal of Levine, Hughes & Mithuen, Inc. as the Company's principal accountant.

Form 8-K/A filed on May 22, 2000, reporting a change in the date from the original filing regarding the dismissal of Levine, Hughes & Mithuen, Inc. as the Company's principal accountant.

Form 8-K filed on June 9, 2000, reporting the engagement of Hein + Associates LLP as the Company's principal accountant.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Communications World International, Inc.
                                        ----------------------------------------
                                        (Registrant)




Date:  September 12, 2000               /s/ James Ciccarelli
       ------------------               ----------------------------------------
                                        James Ciccarelli, C.E.O.



Date:  September 12, 2000               /s/  David E. Welch
       ------------------               ----------------------------------------
                                        David E. Welch, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

   27                       Financial Data Schedule