Form 10QSB
period 2000-10-31
ACTIVE LINK COMMUNICATIONS INC /CO/
filed 2000-12-15
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   ----------

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended: OCTOBER 31, 2000

     [ ]  Transition period under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from         to       .
                                                              -------    ------

     Commission file No. 0-30220

                                   ----------

                        ACTIVE LINK COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                        Colorado                                                  84-0917382
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

  7388 S. Revere Parkway, Suite 1000, Englewood,  Colorado                           80112
  --------------------------------------------------------                         ----------
         (Address of principal executive offices)                                  (Zip Code)

                                 (303) 721-8200
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

                    Communications World International, Inc.
                    ----------------------------------------
                             (Former name of Issuer)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

As of November 30, 2000, the issuer had 10,649,500 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)


--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash                                                                             $    161
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $268                                                       3,538
   Inventory                                                                             447
   Prepaid expenses                                                                      110
                                                                                    --------
       Total current assets                                                            4,256

Property and equipment, net                                                              550
Deposits and other assets                                                                264
Deferred tax asset                                                                        22
Intangible assets, net                                                                 5,923
                                                                                    --------
                                                                                    $ 11,015
                                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                           $  2,628
   Revolving line of credit                                                            1,853
   Current portion of notes payable                                                      326
   Current portion of capital lease obligations                                           32
   Accrued expenses                                                                    1,010
   Deferred tax liability                                                                 32
                                                                                    --------
       Total current liabilities                                                       5,881

Capital lease obligations                                                                 96
Accrued Interest                                                                         129
Notes payable (including $880 due to related parties)                                  2,644
                                                                                    --------
       Total liabilities                                                               8,750
                                                                                    --------

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized:
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 10,649,500                                      11,962
   Additional paid-in capital                                                          1,192
   Accumulated deficit                                                               (10,889)
                                                                                    --------
       Total stockholders' equity                                                      2,265
                                                                                    --------
                                                                                    $ 11,015
                                                                                    ========

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)


--------------------------------------------------------------------------------

                                                 For the Three Months Ended October 31,
                                                 --------------------------------------
                                                        2000                1999
                                                     -----------        -----------

Revenue:
   Franchise equipment sales                         $     1,202        $     1,283
   Direct equipment sales and service                      3,438              2,030
   Royalty fees                                               24                 41
   Other revenue                                              21                105
                                                     -----------        -----------
        Total revenue                                      4,685              3,459
                                                     -----------        -----------

Costs and expenses:
   Cost of franchise equipment sales                       1,092              1,160
   Cost of direct equipment sales and service              2,527              1,346
   Selling                                                   409                238
   General and administrative                                988                807
   Depreciation and amortization                              96                 53
   Interest expense                                          200                 67
                                                     -----------        -----------
        Total cost and expenses                            5,312              3,671
                                                     -----------        -----------

   Net (loss)                                        $      (627)       $      (212)
                                                     ===========        ===========

Loss per common share:
   Basic and Diluted                                 $      (.07)       $      (.03)
                                                     ===========        ===========

Weighted average number of shares outstanding:
   Basic and Diluted                                   9,258,617          6,767,229
                                                     ===========        ===========


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)


--------------------------------------------------------------------------------

                                                   For the Six Months Ended October 31,
                                                   ------------------------------------
                                                        2000                1999
                                                     -----------        -----------
Revenue:
   Franchise equipment sales                         $     2,237        $     2,622
   Direct equipment sales and service                      6,973              4,134
   Royalty fees                                               62                 81
   Other revenue                                              41                123
                                                     -----------        -----------
        Total revenue                                      9,313              6,960
                                                     -----------        -----------

Costs and expenses:
   Cost of franchise equipment sales                       2,023              2,383
   Cost of direct equipment sales and service              5,061              2,674
   Selling                                                   785                499
   General and administrative                              1,840              1,500
   Depreciation and amortization                             179                104
   Interest expense                                          389                124
                                                     -----------        -----------
        Total cost and expenses                           10,277              7,284
                                                     -----------        -----------

        Net (loss)                                   $      (964)       $      (324)
                                                     ===========        ===========

Loss per common share:
   Basic and Diluted                                 $      (.11)       $      (.05)
                                                     ===========        ===========
Weighted average number of shares outstanding:
   Basic and Diluted                                   8,806,325          6,734,900
                                                     ===========        ===========

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)


--------------------------------------------------------------------------------

                                                                For the Six Months Ended October 31,
                                                                ------------------------------------
                                                                       2000            1999
                                                                      -------        -------

Cash flows from operating activities:
   Net loss                                                           $  (964)       $  (324)
   Adjustments to reconcile to net cash provided
      (used) by operating activities:
          Depreciation and amortization                                   179            104
          Amortization of debt discount and debt issuance costs           132             --
          Provision for losses on accounts and notes receivable            51             62
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                        287         (1,013)
               Inventories                                                 26             16
               Prepaid expenses                                            43            (59)
               Deposits and other assets                                  123            (97)
               Deferred taxes                                              10             --
               Trade accounts payable                                    (780)           329
               Accrued expenses                                          (120)           (11)
               Other liabilities                                           --             60
                                                                      -------        -------
               Net cash used by  operating activities                  (1,013)          (933)
                                                                      -------        -------

Cash flows from investing activities:
   Cash acquired from acquisition                                         108             --
   Acquisitions                                                           (31)        (1,559)
   Capital expenditures                                                   (34)          (108)
                                                                      -------        -------
               Net cash provided by investing activities                   41         (1,667)
                                                                      -------        -------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreement                          510            396
   Sale of Common Stock                                                   258            507
   Sale of warrants                                                        --             11
   Exercise of warrants                                                   129             --
   Exercise of options                                                     50             --
   Issuance of convertible debt                                           375          1,362
   Notes payable                                                           --            631
   Repayment of notes and contract payable                               (202)          (194)
   Repayment of capital lease obligations                                 (31)           (10)
                                                                      -------        -------
               Net cash provided by financing activities                1,089          2,703
                                                                      -------        -------

Net increase in cash                                                      117            103

Cash at beginning of the period                                            44             57
                                                                      -------        -------
Cash at end of the period                                             $   161        $   160
                                                                      =======        =======

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)


--------------------------------------------------------------------------------

                                                                2000         1999
                                                               ------       ------

Supplemental disclosures of cash flow information:
        Interest paid                                          $  203       $  124

    Non-cash investing activities:
        Capital acquisitions financed by leases                    87           --
        Business acquisitions financed by:
           Issuance of common stock                             2,625          492

    Non-cash financing activities:
           Conversion of note payable to common stock              53           15
           Conversion of preferred stock to common stock           10           --

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

(2)  ACQUISITIONS

     During the six months ended October 31, 2000 the Company completed one acquisition. The purchase price for this company resulted in an increase in the excess of purchase price over tangible assets of approximately $2,600,000. The acquisition was made by the issuance of common stock. Common stock was issued at the average quoted market price within five business days of the closing of the sale. A total of 1,750,000 shares of common stock were issued at the total market price of $2,625,000.

(3)  SALE OF COMMON STOCK

     During the six months ended October 31, 2000, the Company received net proceeds of approximately $260,000 from the sale of common stock.

(4)  CONVERTIBLE DEBT OFFERING

     During the six months ended October 31, 2000, the Company received net proceeds of approximately $375,000 from the sale of Subordinated Convertible Notes to two institutional investors. Each Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Interest is payable monthly at 8%. The notes are due September 30, 2002.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


--------------------------------------------------------------------------------

(5)  SEGMENT INFORMATION

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

                                    Reportable Segments at October 31, 2000 and for
                                    the three months then ended
                                    --------------------------------------------------
                                       1             2          All Other       Total
                                    -------       -------       ---------      -------

External revenue                    $ 3,438       $ 1,226        $    --       $ 4,664
Interest and other revenue               --            --             21            21
Depreciation and amortization            96            --             --            96
Net income (loss)                       (98)           34           (563)         (627)
Assets                               10,459           556             --        11,015

                                    Reportable Segments at October 31, 1999 and for
                                    the three months then ended
                                    --------------------------------------------------
                                       1              2         All Other       Total
                                    -------       -------       ---------      -------

External revenue                    $ 2,030       $ 1,324        $    --       $ 3,354
Interest and other revenue               --            --            105           105
Depreciation and amortization            53            --             --            53
Net income (loss)                        63            57           (332)         (212)
Assets                                6,469           723             --         7,192


                                    Reportable Segments at October 31, 2000 and for
                                    the six months then ended
                                    --------------------------------------------------
                                       1             2          All Other       Total
                                    -------       -------       ---------      -------

External revenue                    $ 6,973       $ 2,299        $    --       $ 9,272
Interest and other revenue               --            --             41            41
Depreciation and amortization           179            --             --           179
Net income (loss)                       156            86         (1,206)         (964)
Assets                               10,459           556             --        11,015

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


--------------------------------------------------------------------------------

(5)      SEGMENT INFORMATION (CONTINUED)

                                    Reportable Segments at October 31, 1999 and for
                                    the six months then ended
                                    --------------------------------------------------
                                      1             2           All Other       Total
                                    -------      -------        ----------      ------

External revenue                    $ 4,134      $ 2,703         $    --       $ 6,837
Interest and other revenue               --           --             123           123
Depreciation and amortization           104           --              --           104
Net income (loss)                       225          121            (670)         (324)
Assets                                6,469          723              --         7,192

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

Results of Operations

For the three month and six month periods ended October 31, 2000, Active Link Communications, Inc. ("Active Link" or the "Company") reported net losses of $627,000 and $964,000, respectively, as compared to net losses of $212,000 and $324,000 for the comparable periods ended October 31, 1999. Total revenue for the quarter ended October 31, 2000 was $4,685,000 compared to total revenue of $3,459,000 for the quarter ended October 31, 1999. For the six month period ended October 31, 2000, total revenue was $9,313,000 compared to total revenue of $6,960,000 for the six month period ended October 31, 1999.

Franchise Segment

The sales of the franchise segment in the current three month and six month periods ended October 31, 2000 have declined by approximately $80,000 and $385,000 compared to the same time periods from the prior year. The gross margin percentages on franchise equipment sales in the current three month and six month periods ended October 31, 2000 have remained relatively stable as compared to the same periods from the prior year. Management does not expect future sales of the franchise segment to materially increase or decrease during the next twelve months.

Company Owned Segment

The increase in revenue from direct equipment sales and service was $1,408,000 and $2,839,000 for the three month and six month periods ended October 31, 2000, respectively, compared to the same time periods from the prior year. The gross margin percentage on direct equipment sales and service declined approximately 8% from 34% for the six months ended October 31, 1999 to 26 % for the three months ended October 31, 2000. The gross margin percentage on direct equipment sales and service declined approximately 8% from 35% for the three months ended October 31, 1999 to 27 % for the six months ended October 31, 2000. The increase in sales reflects the Company's strategy to grow by acquisition in the Southwest United States. Sales for the three and six months ended October 31, 2000, include one acquisition in the Denver (completed October 1999) and one acquisition in the Houston market (completed March 2000). A second acquisition in Denver was completed at the end of September 2000 and one month of its operations is included for the reporting periods. The decrease in gross margin reflects an increase in lower margin service business versus higher margin equipment installation and sales in the Company's national account operations. The decrease in equipment installation and sales in the Company's national account operations is the result of reduced sales to the Company's largest national account customer. In addition, lower than expected sales in the Dallas and Houston markets resulted in lower utilization rates for technical employees which adversely affected gross margins.

The increase in selling expenses was $171,000 and $286,000 for the three month and six month periods ended October 31, 2000, respectively, compared to the same time periods from the prior year. This increase was due to increased commissions on higher sales volume and a larger sales force in company owned operations.

The increase in general and administrative expenses was $181,000 and $340,000 for the three and six month periods ended October 31, 2000, respectively, compared to the same time periods from the prior year. This increase is due to the increased number of locations where the Company conducts operations, which is primarily due to the acquisitions described above. Major increases over the same three and six month periods from the prior year were office rent increases of approximately $37,000 and $77,000, salaries and wages of administrative personnel increases of approximately $79,000 and $124,000 and telephone expense increases of approximately $24,000 and $42,000. General and administrative expenses were 21% of total revenue for the three months ended October 31, 2000 as compared to 23% of revenue for the three months ended October 31, 1999. General and administrative expenses were 20% of total revenue for the six months ended October 31, 2000 as compared to 22% of revenue for the six months ended October 31, 1999.

The increase in interest expenses was $133,000 and $265,000 for the three month and six month periods ended October 31, 2000, compared to the same time period from the prior year. The increase includes $66,000 and $132,000 of amortization of debt discount and debt issuance costs for the three and six months ended October 31, 2000, respectively. The remainder of the increase reflects interest on acquisition notes and higher borrowings under a line of credit.

Lack of Working Capital; Need for Additional Financing

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. The Company had a working capital deficit of approximately $1,605,000 at October 31, 2000. The Company expects to continue its efforts to obtain additional capital. The Company has no firm commitments from any source and there can be no assurance the Company will obtain substantial capital. Moreover, due to the Company's poor liquidity and operating results and the absence of a Nasdaq listing for its Common Stock, the cost of obtaining additional capital is expected to be significant.

Cash flow used by operations totaled $1,343,000 for the six months ended October 31, 2000 versus a use of $933,000 for the same time period from the prior year. The use in 2000 resulted primarily from the consolidated operating loss, an increase in trade accounts receivable and a reduction of trade accounts payable. Cash provided by financing activities for the six months ended October 31, 2000 were $1,447,000 versus $2,703,000 for the same time period from the prior year. The proceeds in 2000 were primarily from borrowings under the Company's line-of-credit agreement and the proceed from an issuance of convertible debt. The proceeds in 1999 were primarily from the proceeds of a convertible debt offering and the sales of common stock.

In October 1999 the Company completed an offer of Units of Subordinated Convertible Notes, due September 30, 2002, and Common Stock Purchase Warrants. Each Unit consists of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. The Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004. The Company received net proceeds of approximately $1,362,000 from the sale of these units. As of October 31, 2000 the Company has received $129,000 in net proceeds from the exercise of these Warrants.

In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Subordinated Convertible Notes, due September 30, 2002, and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes. The Company has not filed a registration statement and the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of the acceleration right; however, the earlier to occur of the date the registration statement is declared effective by the Securities and Exchange Commission or October 31, 2001, the right of acceleration terminates. If the institutional investors exercise the right to accelerate the maturity of their notes the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes. In October 2000, the Company sold $375,000 of Subordinated Convertible Notes, due September 30, 2002, to these institutional investors with provisions similar to the notes issued in November 1999.

In September 2000, the Company completed an offering of 300,000 shares of Common Stock at $1.00. The Company received net proceeds of $258,000 from this offering.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K

Form 8-K filed on October 18, 2000 reporting, under item 2, the acquisition of Application Consultants, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ACTIVE LINK COMMUNICATIONS, INC.
                                  ---------------------------------------------
                                       (Registrant)




Date: December 14, 2000           /s/  James M. Ciccarelli
      -----------------           ----------------------------------------------
                                    James M. Ciccarelli, Chief Executive Officer



Date: December 14, 2000           /s/  David E. Welch
      -----------------           ----------------------------------------------
                                    David E. Welch, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------


  27            Financial Data Schedule