Form 10QSB
period 2001-01-31
ACTIVE LINK COMMUNICATIONS INC
filed 2001-03-16
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                         ------------------------------

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: JANUARY 31, 2001

[ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934

   for the transition  period  from                   to                  .
                                    ----------------      ----------------


           Commission file No. 0-30220

                         ------------------------------


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

As of February 28, 2001, the issuer had 10,649,500 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                JANUARY 31, 2001
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash                                                                             $    507
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $243                                                       3,192
   Inventory                                                                             636
   Prepaid expenses                                                                       80
                                                                                    --------
       Total current assets                                                            4,415

Property and equipment, net                                                              575
Deposits and other assets                                                                277
Deferred tax asset                                                                        22
Intangible assets, net                                                                 5,757
                                                                                    --------
                                                                                    $ 11,046
                                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                          $  2,569
    Revolving line of credit                                                           1,526
    Current portion of notes payable                                                     250
    Current portion of capital lease obligations                                          32
    Accrued expenses                                                                   2,008
    Deferred tax liability                                                                32
                                                                                    --------
       Total current liabilities                                                       6,417

Capital lease obligations                                                                 82
Accrued Interest                                                                         146
Notes payable (including $571 due to related parties)                                  2,580
                                                                                    --------
       Total liabilities                                                               9,225
                                                                                    --------

Stockholders' equity:
   Preferred stock, 3,000,000 shares authorized
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 10,649,500                                      11,962
   Additional paid-in capital                                                          1,192
   Accumulated deficit                                                               (11,333)
                                                                                    --------
        Total stockholders' equity                                                     1,821
                                                                                    --------
                                                                                    $ 11,046
                                                                                    ========

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                            For the Three Months Ended January 31,
                                                            --------------------------------------
                                                                2001                      2000
                                                            ------------               -----------
Revenue:
   Franchise equipment sales                                $        822               $     1,328
   Direct equipment sales and service                              4,656                     2,654
   Royalty fees                                                       31                        30
   Other revenue                                                      21                        66
                                                            ------------               -----------
        Total revenue                                              5,530                     4,078
                                                            ------------               -----------

Costs and expenses:
    Cost of franchise equipment sales                                738                     1,219
    Cost of direct equipment sales and service                     3,351                     1,856
    Selling                                                          449                       274
    General and administrative                                     1,090                       885
    Depreciation and amortization                                    127                        77
    Interest expense                                                 218                       133
                                                            ------------               -----------
        Total cost and expenses                                    5,973                     4,444
                                                            ------------               -----------

     Net (loss)                                             $       (443)              $      (366)
                                                            ============               ===========

Loss per common share:
     Basic and Diluted                                      $       (.04)              $      (.05)
                                                            ============               ===========

Weighted average number of shares outstanding:

     Basic and Diluted                                        10,649,500                 7,424,672
                                                            ============               ===========


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                            For the Nine Months Ended January 31,
                                                            -------------------------------------
                                                                2001                     2000
                                                            -----------               -----------
Revenue:
   Franchise equipment sales                                $     3,059               $     3,950
   Direct equipment sales and service                            11,629                     6,789
   Royalty fees                                                      93                       111
   Other revenue                                                     62                       189
                                                            -----------               -----------
        Total revenue                                            14,843                    11,039
                                                            -----------               -----------

Costs and expenses:
    Cost of franchise equipment sales                             2,761                     3,602
    Cost of direct equipment sales and service                    8,412                     4,530
    Selling                                                       1,234                       774
    General and administrative                                    2,930                     2,385
    Depreciation and amortization                                   306                       181
    Interest expense                                                607                       258
                                                            -----------               -----------
        Total cost and expenses                                  16,250                    11,730
                                                            -----------               -----------

         Net (loss)                                         $    (1,407)              $      (691)
                                                            ===========               ===========

Loss per common share:
     Basic and Diluted                                      $      (.15)              $      (.10)
                                                            ===========               ===========
Weighted average number of shares outstanding:
     Basic and Diluted                                        9,420,914                 6,955,903
                                                            ===========               ===========

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                                         For the Nine Months Ended January 31,
                                                                         -------------------------------------
                                                                               2001                 2000
                                                                             -------               -------
Cash flows from operating activities:
   Net loss                                                                  $(1,407)              $  ( 691)
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                          304                   181
          Amortization of debt discount and debt issuance costs                  185                    --
          Provision for losses on accounts and notes receivable                   26                   101
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                               658                  (445)
               Inventories                                                      (163)                  (54)
               Prepaid expenses                                                   73                   (72)
               Deposits and other assets                                          31                  (141)
               Notes receivable                                                   10                   (44)
               Trade accounts payable                                           (793)                 (474)
               Accrued expenses                                                  894                   107
               Other liabilities                                                  --                    47
                                                                             -------               -------
               Net cash used by operating activities                            (182)               (1,485)
                                                                             -------               -------

Cash flows from investing activities:
    Cash acquired from acquisition                                               108                    --
    Acquisitions                                                                 (33)               (1,636)
    Capital expenditures                                                         (93)                 (219)
                                                                             -------               -------
               Net cash used by investing activities                             (18)               (1,855)
                                                                             -------               -------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                                533                   510
    Sale of Common Stock                                                         258                   523
    Exercise/Sale of warrants                                                    129                    18
    Exercise of options                                                           50                    --
    Issuance of convertible debt                                                 375                 2,084
    Notes payable                                                                 --                   672
    Repayment of notes and contract payable                                     (637)                 (308)
    Repayment of capital lease obligations                                       (45)                  (16)
                                                                             -------               -------
               Net cash provided by financing activities                         663                 3,483
                                                                             -------               -------

Net increase in cash                                                             463                   143

Cash at beginning of the period                                                   44                    57
                                                                             -------               -------

Cash at end of the period                                                    $   507               $   200
                                                                             =======               =======

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                                   2001           2000
                                                                  ------         ------
Supplemental disclosures of cash flow information:
        Interest paid                                             $  292          $164

    Non-cash investing activities:
        Capital acquisitions financed by leases                       87            --
        Business acquisitions financed by:
            Issuance of common stock                               2,625           492

    Non-cash financing activities:
           Conversion of note payable to common stock                 53            15
           Conversion of preferred stock to common stock              10           491

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

(2) ACQUISITIONS

    During the nine months ended January 31, 2001 the Company completed one acquisition. The purchase price for this company resulted in an increase in the excess of purchase price over tangible assets of approximately $2,600,000. The acquisition was made by the issuance of common stock. Common stock was issued at the average quoted market price within five business days of the closing of the sale. A total of 1,750,000 shares of common stock were issued at the total market price of $2,625,000.

(3) SALE OF COMMON STOCK

    During the nine months ended January 31, 2001, the Company received net proceeds of approximately $260,000 from the sale of common stock.

(4) CONVERTIBLE DEBT OFFERING

    During the nine months ended January 31, 2001, the Company received net proceeds of approximately $375,000 from the sale of Subordinated Convertible Notes to two institutional investors. Each Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Interest is payable monthly at 8%. The notes are due September 30, 2002.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------


(5) INCREASE IN AUTHORIZED SHARES

    The Company increased its authorized no par value Common stock to 75,000,000 shares at its annual stockholders meeting.

(6) SEGMENT INFORMATION

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

                                            Reportable Segments at January 31, 2001 and for the
                                            three months then ended
                                            ---------------------------------------------------
                                                 1             2         All Other       Total
                                            -----------  ------------  --------------  --------
  External revenue                            $ 4,656        $853         $  --         $ 5,509
  Interest and other revenue                       --          --            21              21
  Depreciation and amortization                   127          --            --             127
  Net income (loss)                               (57)         56          (422)           (443)
  Assets                                       10,642         389            --          11,031

                                            Reportable Segments at January 31, 2000 and for the
                                            three months then ended
                                            ---------------------------------------------------
                                                 1             2         All Other       Total
                                            -----------  ------------  --------------  --------
   External revenue                           $2,664        $1,358        $  --         $4,022
   Interest and other revenue                     --            --           66             66
   Depreciation and amortization                  77            --           --             77
   Net income (loss)                              81            20         (467)          (366)
   Assets                                      6,553           707           --          7,260

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(6) SEGMENT INFORMATION (CONTINUED)

                                            Reportable Segments at January 31, 2001 and for the
                                            nine months then ended
                                            ---------------------------------------------------
                                                 1             2         All Other       Total
                                            -----------  ------------  --------------  --------
  External revenue                            $11,629       $3,152        $    --       $14,781
  Interest and other revenue                       --           --             62            62
  Depreciation and amortization                   306           --             --           306
  Net income (loss)                               232          140         (1,779)       (1,407)
  Assets                                       10,642          389             --        11,031

                                            Reportable Segments at January 31, 2000 and for the
                                            nine months then ended
                                            ---------------------------------------------------
                                                 1             2         All Other       Total
                                            -----------  ------------  --------------  --------
  External revenue                            $6,789        $4,061        $    --       $10,850
  Interest and other revenue                      --            --            189           189
  Depreciation and amortization                  181            --             --           181
  Net income (loss)                              306           141         (1,138)         (691)
  Assets                                       6,553           707             --         7,260

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

Results of Operations

For the three month and nine month periods ended January 31, 2001, Active Link Communications, Inc. ("Active Link" or the "Company") reported net losses of $443,000 and $1,407,000, respectively, as compared to net losses of $366,000 and $691,000 for the comparable periods ended January 31, 2000. Total revenue for the quarter ended January 31, 2001 was $5,530,000 compared to total revenue of $4,078,000 for the quarter ended January 31, 2000. For the nine month period ended January 31, 2001, total revenue was $14,843,000 compared to total revenue of $11,039,000 for the nine month period ended January 31, 2000.

Franchise Segment

The sales of the franchise segment in the current three month and nine month periods ended January 31, 2001 have declined by approximately $506,000 and $891,000 compared to the same time periods from the prior year. The gross margin percentages on franchise equipment sales in the current three month and nine month periods ended January 31, 2001 have remained relatively stable as compared to the same periods from the prior year.

Company Owned Segment

The increase in revenue from direct equipment sales and service was $2,002,000 and $4,840,000 for the three month and nine month periods ended January 31, 2001, respectively, compared to the same time periods from the prior year. The gross margin percentage on direct equipment sales and service declined approximately 4% from 32% for the nine months ended January 31, 2000 to 28 % for the nine months ended January 31, 2001. The gross margin percentage on direct equipment sales and service declined approximately 2% from 30% for the three months ended January 31, 2000 to 28 % for the three months ended January 31, 2000. The increase in sales reflects the Company's strategy to grow by acquisition in the Southwest United States. Sales for the three and nine months ended January 31, 2001, include one acquisition in Houston (completed March
2000) and one acquisition in the Denver market (completed October 2000). The decrease in gross margin reflects an increase in lower margin service business versus higher margin equipment installation and sales in the Company's national account operations.

The decrease in equipment installation and sales in the Company's national account operations is the result of reduced sales to the Company's largest national account customer. In addition, lower than expected sales in the Dallas and Houston markets during the Company's second quarter resulted in lower utilization rates for technical employees which adversely affected gross margins.

The increase in selling expenses was $175,000 and $460,000 for the three month and nine month periods ended January 31, 2001, respectively, compared to the same time periods from the prior year. This increase was due to increased commissions on higher sales volume and a larger sales force in Company owned operations.

The increase in general and administrative expenses was $205,000 and $545,000 for the three and nine month periods ended January 31, 2001, respectively, compared to the same time periods from the prior year. This increase is due to the increased number of locations where the Company conducts operations, which is primarily due to the acquisitions described above. Major increases over the same three and nine month periods from the prior year were office rent increases of approximately $43,000 and $120,000, salaries and wages of administrative personnel increases of approximately $41,000 and $166,000 and telephone expense increases of approximately $21,000 and $62,000. General and administrative expenses were 20% of total revenue for the three months ended January 31, 2001 as compared to 22% of revenue for the three months ended January 31, 2000. General and administrative expenses were 20% of total revenue for the nine months ended January 31, 2001 as compared to 22% of revenue for the nine months ended January 31, 2000.

The increase in interest expenses was $85,000 and $349,000 for the three month and nine month periods ended January 31, 2001, compared to the same time period from the prior year. The increase includes $66,000 and $185,000 of amortization of debt discount and debt issuance costs for the three and nine months ended January 31, 2001, respectively. The remainder of the increase reflects interest on acquisition notes and higher borrowings under a line of credit.

Lack of Working Capital; Need for Additional Financing

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. The Company had a working capital deficit of approximately $2,002,000 at January 31, 2001. The Company expects to continue its efforts to obtain additional capital, but currently has no arrangements for funding. The Company has no firm commitments from any source and there can be no assurance the Company will obtain substantial capital. Moreover, due to the Company's poor liquidity and operating results and the absence of a Nasdaq listing for its Common Stock, the cost of obtaining additional capital is expected to be significant.

Cash flow used by operations totaled $182,000 for the nine months ended January 31, 2001 versus a use of $1,485,000 for the same time period from the prior year. The improvement in 2001 resulted primarily from a decrease in trade accounts receivables, excluding acquired receivables, and a large prepayment on a contract that is included in accrued expenses. Cash provided by financing activities for the nine months ended January 31, 2001 was $663,000 versus $3,483,000 for the same time period from the prior year. The proceeds in 2001 were primarily from borrowings under the Company's line-of-credit agreement and the proceeds from an issuance of convertible debt. The proceeds in 2000 were primarily from the proceeds of a convertible debt offering and the sales of common stock.

In October 1999 the Company completed an offer of Units of Subordinated Convertible Notes, due September 30, 2002, and Common Stock Purchase Warrants. Each Unit consists of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. Interest on the Note, at 8%, is payable on the maturity date of September 30, 2002. Principal and interest on the Note is convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. Each Warrant is exercisable at $.40 per share until September 30, 2004. The Company received net proceeds of approximately $1,362,000 from the sale of these units. As of January 31, 2001 the Company has received $129,000 in net proceeds from the exercise of these Warrants.

In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Subordinated Convertible Notes, due September 30, 2002, and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock, which may be received upon conversion of these Notes. The Company has not filed a registration statement and the institutional investors have the right to accelerate the maturity date of their Notes to six months from the date of exercise of the acceleration right. However, if the Company completes the registration of the underlying shares prior to the expiration of the nine months, the right of acceleration terminates. If the institutional investors exercise the right to accelerate the maturity of their Notes the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these Notes. In October 2000, the Company sold an additional $375,000 of Subordinated Convertible Notes, due September 30, 2002, to these institutional investors. In connection with this transaction the Company modified the terms of the Notes made in November 1999 and paid the accrued interest on these Notes. The Company also agreed to thereafter pay interest monthly on the Notes made in November 1999 and October 2000.

In September 2000, the Company completed an offering of 300,000 shares of Common Stock at $1.00. The Company received net proceeds of $258,000 from this offering.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its Annual Meeting of Shareholders on November 8, 2000. All of the directors nominated by management, Samuel D. Addoms, Lionel Brown, James M. Ciccarelli and John Jenkins, were re-elected, with each director receiving 7,152,766 shares voted for and 400 shares voted to withhold authority.

There were three other matters voted upon at the meeting. All three matters were approved. The proposal to amend the Company's Articles of Incorporation to change the name of the Company from Communications World International, Inc. to Active Link Communications, Inc. was approved with 7,153,201 votes cast for, 1,934 shares voted against, and 2,012 shares voted to abstain.

The proposal to approve the amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 75,000,000 was approved with 7,049,723 shares voted for, 105,013 shares voted against and 2,420 shares voted to abstain.

The proposal to amend the 1998 Stock Incentive Plan to increase the number of shares of common stock available for Plan purposes by 1,500,000 shares for a total of 2,500,000 shares was approved with 5,633,551 shares voted for, 110,333 shares voted against, 780 shares voted to abstain and 1,402,492 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K

Form 8-K filed on October 18, 2000 reporting, under item 2, the acquisition of Application Consultants, Inc.

Form 8-K/A filed on December 18, 2000 reporting the historical financial information and pro forma financial information for the purchase of Applications Consultants, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTIVE LINK COMMUNICATIONS, INC.
                                       --------------------------------------
                                       (Registrant)


Date:  March 16, 2001                  /s/  James M. Ciccarelli
      ---------------                  ---------------------------------------
                                       James M. Ciccarelli
                                       Chief Executive Officer

Date:  March 16, 2001                  /s/  David E. Welch
      ---------------                  ---------------------------------------
                                       David E. Welch, Chief Financial Officer