Form 10KSB40
period 2001-04-30
ACTIVE LINK COMMUNICATIONS INC
filed 2001-08-14
CIK 727347

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB



      [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended:  APRIL 30, 2001

      [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                  to                 .
                                           ----------------     ---------------

         Commission file number:  0-30220

                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Colorado                                         84-0917382
     ----------------------------------                   ----------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         identification No.)

7388 S. Revere Parkway,  Suite  1000, Englewood,  Colorado         80112
----------------------------------------------------------   -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $17,033,000

The aggregate market value of the voting stock held as of July 20, 2001 by non affiliates of the issuer was $6,448,000. As of July 20, 2001 the issuer had 10,366,167 shares of its no par value Common Stock issued and outstanding.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General

Active Link Communications, Inc. (the "Company" or "Active Link") was incorporated in 1983 as a Colorado corporation under the name of Communications World International, Inc. The Company's principal executive offices are located at 7388 South Revere Parkway, Englewood, Colorado 80112. The Company markets a range of voice communications products and technical services to large and small end users in the Denver, Houston and Dallas/Ft. Worth metropolitan areas. The Company's national accounts program markets the same products and services directly to multi-location businesses.

Interconnect Industry

Active Link's principal business is in the interconnect telephone industry, which sells and services private telephone systems for the business user. The interconnect industry, so-called because it involves the connection of privately manufactured and owned equipment to local telephone systems, developed from the divestiture of the Bell operating companies and court and regulatory rulings allowing telephone customers to connect separately purchased equipment to existing local telephone systems.

The interconnect industry continues to expand beyond sales of traditional telephone equipment, with the greatest growth in sales of voice processing, data communications, and data processing equipment.

Company Strategy

Active Link has incurred substantial losses in recent fiscal years. Active Link's available cash and other liquid resources have been low and Active Link's ability to expand has been impaired. The Company's business strategy is to continue its efforts to increase revenues and improve profitability by seeking acquisitions of companies with complementary operations.


During fiscal 2000 and 2001 Active Link completed four acquisitions:

o In September 1999 Active Link acquired Willpower, Inc., d/b/a RMS Communications ("RMS") with operations in the metropolitan Dallas/Ft. Worth area.

o In October 1999 Active Link acquired the operations of West-Tech Communications, Inc., in the Denver metropolitan area.

o In March 2000 Active Link acquired the operations of Allstar Telecom Systems, a division of Allstar Systems, Inc., in the Houston metropolitan area.

o In October 2000 Active Link acquired the operations of Applications Consultants, Inc., ("APCON") in the Denver metropolitan area.

In June 2001 Active Link entered into an agreement for a merger with Mobility Concepts, Inc. ("Mobility"). Mobility provides mobile computing solutions to Fortune 500 companies nationally. Mobility's products and services include solution design, project management, hardware, installation and support. Mobility has its headquarters in Naperville, Illinois and sales offices nationally.

The Company believes that the merger with Mobility will provide new avenues of growth for the combined companies and improve the Company's ability to raise additional working capital. The Company believes that Mobility will be able to use Active Link's expertise in the installation and support of national projects to manage the roll out and installation of products to Mobility's customers.

Under the merger agreement, a newly created subsidiary of Active Link will merge into Mobility and Mobility will become a wholly-owned subsidiary of Active Link. Completion of the merger is subject to several conditions, including completion of audited financial statements of Mobility and the availability of additional financing of $1,000,000. An institutional investor has provided the Company with a proposal for the financing and is conducting its due diligence review. The Company hopes to complete the merger in September 2001.

Company Operations

Company operations provide a variety of products and services to customers, including:

Telephone equipment sales, installation and service, which includes sales of:

o Key and Hybrid-Key telephone systems, designed and marketed to small to medium sized users who need to support from 5 to 150 users.

o Private Branch Exchange (PBX) systems, designed to support medium to large users who need support from 50 to over 10,000 users.

o Computer Telephony Integrated (CTI) systems that have integrated computer technologies with traditional telephone technologies. These systems provide most of the features of the Key system while providing features to support networking, voice over IP and full IP telephony capabilities. CTI systems meet the needs of small to medium sized users who are supporting 10 to 100 users.

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

Discontinued Operations

In July 2001, the Company and Toshiba American Information Systems, Inc. (TAIS), the primary vendor for the Company's franchise operation, agreed to terminate the agreement by which the Company was authorized to sell TAIS products to the Company's franchise network. As a result of this decision the Company can no longer provide products to the existing franchise network of 54 franchisees in a cost competitive manner and is therefore discontinuing franchise operations. Active Link had discontinued sales of new franchises at April 30, 2000. In conjunction with the termination of the authorization, the Company has negotiated with TAIS the restructuring of existing amounts payable into a long-term note. The term of the franchise agreement is for 10 years unless terminated earlier. Active Link has the right to terminate any franchise in the event of the franchisee's bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the initial term of the agreement for an additional 10 years if, at the time of renewal, the franchisee is in good standing and pays a successor franchisee fee in the amount of 10 percent of the franchise fee then in effect. Active Link is not required to provide any services or products by the terms of the Franchise agreement. The principal products purchased by franchisees through the Company in fiscal 2001 were TAIS products. With the termination of the authorization to resell TAIS products, Active Link plans to offer its franchisees to terminate all remaining franchise agreements in exchange for the continued right by the franchisee to use the name CommWorld.

Competition

Active Link competes with other interconnect telephone companies on the basis of the equipment offered by Active Link and its franchisees, price and after-sale service.

Active Link faces intense competition from AT&T, Williams Communications, the various former regional Bell operating companies and over 10,000 other companies believed to be engaged in the interconnect telephone industry. Many of these companies have resources substantially greater than those of Active Link. It can be expected competition in the interconnect telephone industry will be intense for the foreseeable future.

Active Link believes that it offers certain advantages to its end customers and franchises. Active Link believes that many factors may enter into a purchase decision by its direct customers. These factors typically include pricing, product selection, service and support, and the ability to meet the customers' delivery and installation requirements. Although Active Link attempts to satisfy its prospective customers' needs in these areas, it expects to continue to encounter significant competition from other firms.

Product Supply

Active Link currently purchases telephone systems and various peripheral equipment from several major suppliers. Currently the Company purchases product on a cash basis from its major supplier. Active Link continually monitors changes in products offered by these manufacturers, as well as others, to review its current and future product mix. Active Link's products have limited warranties by their vendors for defects in material and workmanship.

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

A number of states require a franchisor to register prior to selling franchises in those particular states and Active Link registers its offering of the franchise program in those states in which registration is required. In addition, states may impose certain minimum requirements on franchises located within that state. For example, franchises in Iowa, by law, have a three-mile exclusive territory.

Employees

As of April 30, 2001, Active Link had approximately 164 full-time employees involved in technical service, maintenance, installation, administration, sales, accounting, warehousing, and franchise relations.


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

Recent Operating Losses; Accumulated Deficit; Going Concern

For the year ended April 30, 2001 ("fiscal 2001"), Active Link reported a loss from continuing operations before taxes of $2,126,000 as compared to a loss of $1,792,000 for the year ended April 30, 2000 ("fiscal 2000"). Active Link had an accumulated deficit at April 30, 2001 of approximately $11,848,000 and has a working capital deficit of $2,509,000. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral at April 30, 2001. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. The Company sold convertible notes and restricted common stock during fiscal 2001 and proceeds were used to fund operations of the Company. In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. The Company currently has a definitive merger agreement with an entity in the Chicago, Illinois area that is contingent upon certain events occurring, including the Company raising $1,000,000 in debt/equity financing. Management believes that the merger will increase revenues and cash flows in the future. If the merger is ultimately unsuccessful, management of the Company believes additional curtailment in operations is likely, including possibly selling one or more of its divisions, if necessary, to fund the operations of the Company during fiscal 2002. If such a sale is required, it could result in a significant impairment of goodwill, depending on which division is sold.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive, complete the merger discussed above or raise additional debt and/or equity capital. However, based on the revenue growth and its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Changes In Technology

The interconnect industry in which Active Link operates has experienced technological advances and, in order to satisfy customer demands, Active Link has to offer the latest available equipment and services. Although Active Link has established relationships with several major suppliers of telephone interconnect equipment, in the event other suppliers offer more advanced equipment, there is no assurance Active Link would be able to establish satisfactory relationships with these other manufacturers.

Relationships With Suppliers

Although Active Link has established relationships with several suppliers of telephone equipment including NEC, Nortel, Comdial, Inc., Mitel, and Sprint/North Supply, Inc., there is no assurance Active Link will continue to be able to maintain these relationships, and to purchase products under advantageous terms and conditions from its suppliers. This may adversely affect Active Link's ability to offer products to its customers. Active Link has not been granted exclusive rights to any sales area by its suppliers, and certain suppliers, such as Sprint, may sell directly to end users. Active Link's largest supplier, NEC, which supplied approximately 31% of the inventory and products purchased by Active Link for continuing operations during the year ended April 30, 2001, sells to end users and may compete with Active Link on large accounts.


Lack Of Information Regarding Acquisition Candidates

Acquisitions of other companies in the telecommunications industry is a principal objective of Active Link. During fiscal 2001, Active Link made one acquisition. Active Link has entered into a merger agreement with Mobility and hopes to complete the merger in August 2001. Although management of Active Link will endeavor to evaluate the risks inherent in any particular acquisition candidate, there can be no assurance Active Link will properly ascertain all such risks. Management of Active Link will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and may have broad discretion with respect to the specific application of proceeds of future financing.

Although Active Link intends to consider the ability of the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, there can be no assurance that Active Link's assessment of management will prove to be correct. Active Link does not intend to rely upon the assistance of outside consultants to assess the management skills of acquisition candidates. In addition, there can be no assurance management of the acquired companies will have the necessary skills to manage a company intending to implement an aggressive acquisition program.

Appropriate Acquisitions May Not Be Available

Results of Active Link's business plan are affected by Active Link's ability to identify, attract and acquire attractive acquisition candidates, which may take considerable time. No assurances can be given whether Active Link will be successful in identifying, attracting or acquiring desirable acquisition candidates, whether such candidates will be successfully integrated into Active Link, or if the acquisition candidates, once acquired, will be profitable. The failure to complete acquisitions or to operate the acquired companies profitably could be expected to have a material adverse effect on Active Link's business, financial condition and results of operations.

Integration Of Acquisitions

Active Link's strategic objective, which is subject to additional financing, anticipates an acquisition program. The success of Active Link will depend, in part, on Active Link's ability to integrate the operations of the acquired companies. There can be no assurance Active Link's management team will effectively be able to oversee the combined entity and implement Active Link's operating and growth strategies. No assurance can be given Active Link will be able to successfully integrate any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments to employees of such acquired companies, loss of customers, restructuring charges associated with the acquisitions and expenses associated with the change of control.

There can be no assurance Active Link will be able to execute successfully its consolidation strategy or anticipate all of the changing demands that successive consolidation transactions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. In addition, there can be no assurance the rapid pace of acquisitions will not adversely affect Active Link's efforts to integrate acquisitions and manage those acquisitions profitably. Any or all of these factors could have a material adverse effect on Active Link's business, financial condition or results of operations.

Risks Related To Acquisition Financing; Leverage

Active Link is currently planning to obtain additional financing. If Active Link is successful in obtaining this financing and other financing related specifically to acquisitions (of which there is no assurance) Active Link plans to use a significant portion of these resources to pursue its business strategy for growth. The timing, size and success of Active Link's acquisition efforts and any associated capital commitments cannot be readily predicted. Active Link currently intends to finance future acquisitions by using shares of its common stock, cash, borrowed funds, including the issuance of promissory notes to the sellers of the companies to be acquired, or a combination thereof. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, Active Link may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to initiate and maintain its acquisition program. Active Link may also use preferred stock in connection with acquisitions. If Active Link does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that Active Link will be able to obtain any additional financing that it may need for its acquisition program on terms that Active Link deems acceptable.

Active Link may borrow money to consummate future acquisitions or assume or refinance the indebtedness of acquired companies if Active Link's management deems it beneficial to Active Link. Active Link anticipates it will need to borrow substantial funds to complete additional acquisitions, the availability of which is not assured. Additional financing is a condition to completion of the Mobility merger. The Company has received a proposal from an institutional investor for debt financing of $1,000,000. Among the possible adverse effects of borrowings are: (i) if Active Link's operating revenues after the acquisitions are insufficient to pay debt service, there would be a risk of default and foreclosure on Active Link's assets; (ii) if a loan agreement contains covenants requiring the maintenance of certain financial ratios or reserves, and any such covenant were breached without a waiver or re-negotiation of the terms of the covenant, then the lender could have the right to accelerate the payment of the indebtedness even if Active Link has made all principal and interest payments when due; (iii) if the terms of a loan did not provide for amortization prior to maturity of the full amount borrowed and the "balloon" payment could not be refinanced at maturity on acceptable terms, Active Link might be required to seek additional financing and, to the extent additional financing is not available on acceptable terms, to liquidate its assets; and (iv) if the interest rate of a loan is variable, Active Link would be subject to interest rate fluctuations which could increase Active Link's debt service obligations.


Consideration For Operating Companies May Substantially Exceed Asset Value

The purchase price of Active Link's acquisitions will not be established by independent appraisals, but generally through arm's length negotiations between Active Link's management and representatives of such companies. The consideration paid for each such company will be based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets are likely to be substantially less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid.

Material Amount Of Intangible Assets

It is likely a substantial portion of Active Link's total assets subsequent to the acquisitions will be goodwill. Goodwill is an intangible asset representing the difference between the aggregate purchase price for the assets acquired and the amount of such purchase price allocated to such assets for purposes of the balance sheet. Under accounting rules, Active Link is required to make periodic evaluations to determine if goodwill has been impaired by reviewing the cash flows of acquired companies and comparing such amounts with the carrying value of the associated goodwill. If goodwill were impaired, Active Link would be required to write down goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have an adverse impact upon the market price of the common stock.

Hart-Scott-Rodino Requirements

Active Link's acquisition strategy may be subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which could adversely affect the pace of Active Link's acquisitions. In addition, acquisitions of businesses in regulated industries would subject Active Link to regulatory requirements which could limit Active Link's flexibility in growing and operating its businesses.


Tax Considerations

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. Active Link will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to Active Link, the acquisition candidate and their respective shareholders. There can be no assurance, however, the Internal Revenue Service (the "IRS") or appropriate state tax authorities will ultimately assent to Active Link's tax treatment of a consummated business combination. To the extent the IRS or state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to Active Link, the acquisition candidate and their respective shareholders.


Competition For Acquisitions

Active Link expects to encounter competition in making acquisitions from other companies with objectives similar to Active Link, as well as from companies engaged in other acquisition type activities. Many companies have acquisition strategies similar to Active Link in the telecommunications industry, including companies which are attempting to effect consolidations concurrent with conducting an initial public offering of securities. Consequently, Active Link may expect competition in attracting acquisition candidates and the price to be paid for such candidates may be higher than the price which would be paid in a less competitive environment.

Even if Active Link is successful in obtaining additional financing and completing several acquisitions, it is likely certain of its competitors will be substantially larger than Active Link and have greater financial resources.


Volatility Of Stock Price

There has been significant volatility in the market price for Active Link's common stock. The common stock is currently traded on the Electronic Bulletin Board, which may discourage investor interest in trading the common stock. On July 20, 2001, the closing bid price of Active Link's common stock was $.62 per share. There can be no assurance the price of the common stock will remain at or exceed current levels. Factors such as announcements relating to Active Link's operations, acquisitions, new products and services, prices and costs of products, sales of products, new technology offered by Active Link's competitors, government regulation or other matters may have a significant impact on the market price of Active Link's securities. Trading has historically been limited and sporadic, which may contribute to volatility of the market price.

Regulation Of Trading In Low-Priced Securities May Discourage Investor Interest

Trading in Active Link's common stock is subject to the "penny stock" rules of the Securities and Exchange Commission (the "SEC"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Active Link believes the penny stock rules may discourage investor interest in, and limit the marketability of, the common stock of Active Link.


Preferred Shares Available For Issuance; Current Acquisitions And Financing
Plans

Active Link has 3,000,000 shares of preferred stock authorized. There are currently no shares of Preferred Stock outstanding. Shares of preferred stock may be issued by Active Link in the future without shareholder approval and upon such terms as the Board may determine. The rights of the holders of common stock will be subject to and may be affected adversely by the rights of holders of any preferred stock that may be issued in the future. The availability of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a third party from acquiring control of the common stock of Active Link.


ITEM 2. DESCRIPTION OF PROPERTY

The Company leases from non-affiliates: (i) 13,173 square feet of office and warehouse space in Englewood, Colorado, which is used for its corporate headquarters, for approximately $15,750 per month under a lease which expires in April, 2005, (ii) 6,000 square feet of office and warehouse space in Fort Collins, Colorado under a lease which expires in November, 2001 for approximately $4,800 per month and which has been subleased on substantially the same terms as the original lease, (iii) 5,870 square feet of office space in Dallas, Texas under a lease which expires in May, 2006 for approximately $5,135 per month, (iv) 9,000 square feet of office space in Arlington, Texas under a lease which expires in May, 2004 for approximately $4,193 per month, (v) 3,554 square feet of space in Golden, Colorado under a lease which expires in October, 2001 for approximately $2,363 per month and which has been subleased on substantially the same terms as the original lease, (vi) 3,260 square feet of office space in Houston, Texas under a lease which expires in April, 2004 for approximately $4,500 per month, (vii) 6400 square feet of office and warehouse space in Denver, Colorado, under a lease which expires in May, 2004 for approximately $2,240 per month, (viii) 3397 square feet of office space in Westminster, Colorado, under a lease which expires in July, 2002 for approximately $5,113 per month and which has been subleased on substantially the same terms as the original lease, and (ix) approximately 7,700 square feet of space in Englewood, Colorado for approximately $14,100 per month pursuant to a lease, which expires in July, 2003. The Company subleased this space in January, 1999, on a recourse basis for the remainder of the lease term on substantially the same terms as the original lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material pending or threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Active Link common stock trades on the Electronic Bulletin Board system under the symbol "ACVE". Set forth in the following table are high and low bid quotations for each quarter in the fiscal years ended April 30, 2001 and 2000. Trading in Active Link common stock is limited and sporadic. The quotations below represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.


                            ACTIVE LINK COMMON STOCK
                              HIGH            LOW
                              ----            ---
FISCAL 2000
-----------
July 31, 1999                 1.31           1.06

October 31, 1999              1.44            .94

January 31, 2000              2.38           1.00

April 30, 2000                5.06           1.75

FISCAL 2001
-----------

July 31, 2000                 4.25           1.19

October 31, 2000              1.69           1.06

January 31, 2001              1.56            .69

April 30, 2001                 .81            .28


Active Link has not paid any dividends on the Active Link common stock and does not anticipate paying cash dividends on the Active Link common stock in the foreseeable future. Active Link is currently precluded from paying dividends without the consent of its accounts receivable financing company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The focus of the Company in the fiscal years ended April 30, 2001 ("fiscal 2001") and April 30, 2000 ("fiscal 2000") has been to improve the Company's existing operations and continue an acquisition growth strategy. In fiscal 2000 the acquisition strategy was continued with three acquisitions, one in each of the Denver, Dallas and Houston metropolitan areas. Further cost reductions were accomplished by the closing of the Ft. Collins, Colorado office and consolidating its operations with two metropolitan Denver offices into a new corporate headquarters facility. In fiscal 2001 an acquisition was completed in the Denver metropolitan area. Additional staff consolidations resulting from the elimination of duplicate positions created from acquisitions were completed in March 2001.



Year Ended April 30, 2001 Compared To Year Ended April 30, 2000

Total revenues were $17,033,000 and $9,786,000 for fiscal 2001 and fiscal 2000, respectively. Active Link reported a net loss of $1,923,000 for fiscal 2001 as compared to a net loss of $2,603,000 for fiscal 2000. The decrease of $680,000 in the net loss compared to the prior year is primarily attributable to the prior year write off of a deferred tax asset of $1,045,000 and abandoned acquisition costs of $139,000 related to a merger that was not completed offset by and increase in interest expense of $314,000 and an increase in depreciation and amortization of $97,000.

Direct equipment sales and services revenues grew from $9,666,000 in fiscal 2000 to $16,794,000 in fiscal 2001, a 174% increase. This increase includes approximately $2,978,000 of revenue generated from the fiscal 2001 acquisition and approximately $6,688,000 from existing operations. The net margin from direct equipment sales was 27% in fiscal 2001 and 31% in fiscal 2000. The lower margins are the result of an increase in large installations which have lower margins, the impact of newly acquired operations which tend to experience lower margins for the first three to six months after acquisition and sales to large multi site customers where pricing is highly competitive. The terms of these transactions were similar to the unit offering, with certain exceptions. In addition, the Company's lack of working capital has precluded the Company from obtaining the best terms from its suppliers. As a result, the Company has not been able to obtain the gross margins on sales of its products and services that are necessary for profitable operations. Active Link expects that it will continue to incur margin pressure in connection with its direct equipment sales and services to large multi site customers.

Selling expenses in fiscal 2001 were $1,748,000 or 10.3% of gross revenue compared to $946,000 or 9.8% of gross revenue for fiscal 2000. This change is reflective of the overall increase in sales volume and the increase of the sales force from fifteen at the end of fiscal 2000 to nineteen at the end of fiscal 2001.

General and administrative expenses increased from $2,930,000 in fiscal 2000 to $3,620,000 in fiscal 2001. As a percentage of revenue, general and administrative expenses decreased from 30% in fiscal 2000 to 21% in fiscal 2001. The overall increase reflects the increased size of the business including one additional facility. The decrease in general and administrative expenses as a percentage of revenue reflects the Company's ongoing efforts to reduce costs and the increase in efficiency from economies of scale.

Interest expense and loan fees increased by $314,000 from $489,000 in fiscal 2000 to $803,000 in fiscal 2001. This increase includes approximately $260,000 of imputed interest costs and debt issuance costs related to warrants issued in conjunction with convertible notes and $72,000 of interest related to increased borrowings on the Company's revolving line of credit due to higher loan balances and higher interest rates.

Depreciation and amortization increased by $97,000 from $370,000 in fiscal 2000 to $467,000 in fiscal 2001. This increase is principally due to the amortization of goodwill related to the acquisition made in fiscal 2001.

Liquidity And Capital Resources

The Company's financial statements for the year ended April 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $866,000 from $1,643,000 as of April 30, 2000 to $2,509,000 as of April 30, 2001. Active
Link's operations have historically been adversely affected by a lack of working capital. Active Link uses a line of credit from a finance company, which is limited to the extent of available collateral. Active Link's line of credit is fully utilized to the extent of available collateral at April 30, 2001. The lack of available funding impedes Active Link's ability to fund additional equipment purchases and to expand its business operations. Active Link periodically seeks additional capital, but has no firm commitments from any source and there can be no assurance Active Link will be able to fulfill its capital needs in the future. Moreover, due to Active Link's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

In March 1999, Active Link completed an offering of 13,807.5 Units with each Unit consisting of one share of Series H Preferred Stock and warrants to purchase 40 shares of common stock at $3.00 per share through October 20, 2003. Active Link received $2,761,500 in gross proceeds from this offering. All of the shares of Series H Preferred Stock have been converted into an aggregate of 2,761,500 shares of common stock.

In October 1999 Active Link completed an offer of units of subordinated convertible notes and warrants. Each unit consists of a $50,000 note and 20,000 warrants for a purchase price of $50,400. The note is convertible into common stock at $1.50 per share which may be lowered under certain circumstances. Each warrant is exercisable at $.40 per share until September 30, 2004. Active Link received net proceeds of approximately $1,362,000 from the sale of these units.

In November 1999, additional net proceeds of approximately $722,000 were received from the sale of notes and warrants to two institutional investors. The terms of these transactions were similar to the unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes. The registration statement was not declared effective by April 30, 2000, and as a result the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of the acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes Active Link will redeem their warrants at $.02 per warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the units. Active Link is also restricted in its ability to prepay these notes.

In January 2000, Active Link entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits Active Link to borrow up to $2,000,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. In October 2001 the revolving line of credit was increased to $2,850,000 subject to the original collateral limitations. The revolving line of credit is collateralized by substantially all of the assets of Active Link. At April 30, 2001, $1,552,000 was outstanding under the line of credit.

In September 2000, the Company completed a private placement of 300,000 shares of its common stock, receiving net proceeds of $258,000. Additionally, the Company received net proceeds of $129,000 and $50,000 for the exercise of outstanding warrants and options, respectively.

In October 2000, additional net proceeds of $318,000 were received from the sale of notes to two institutional investors which had previously invested in November 1999. The terms of these transactions were similar to the unit offering, with certain exceptions. The Company agreed to pay accrued interest on the November 1999 notes and on the new notes.

As a result of the acquisition of APCON in October 2000 and an increase in large telephone installation projects by the Company's Texas operations, the Company has experienced an increase in receivables, for project work that is still in process, that cannot be used as collateral for the Company's line of credit and an increase in project costs for which cash deposits have not been received. Receivables which cannot be used as collateral were $93,000 at April 30, 2001, and costs and estimated earnings in excess of billings for contracts in process at April 30, 2001 was $1,169,000.

In June 2001 Active Link entered into an agreement for a merger with Mobility Concepts, Inc. ("Mobility"). Mobility provides mobile computing solutions to Fortune 500 companies nationally. Mobility's products and services include solution design, project management, hardware, installation and support. Mobility has its headquarters in Naperville, Illinois and sales offices nationally. The Company believes that the merger with Mobility will provide new avenues of growth for the combined companies and improve the Company's ability to raise additional working capital. Completion of the merger is subject to several conditions, including completion of audited financial statements of Mobility and the availability of additional financing of $1,000,000. An institutional investor has provided the Company with a proposal for the financing and is conducting its due diligence review. The Company hopes to complete the merger in September 2001.

In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive, complete the merger discussed above or raise additional debt and/or equity capital. However, based on the revenue growth and its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


In July 2001, in conjunction with the termination of the franchise program to sell TAIS products, the Company negotiated a restructuring of existing amounts payable into a long-term note. TAIS will forgive $300,000 of the amounts payable, the Company will pay $20,000 per month with no interest for the first twelve (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. In addition, the Company will accelerate the payment of the note, if in the future, the Company receives cash for any sale of existing business units.


ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements required to be filed hereunder are included following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:


Name                                Position
----                                --------
Samuel D. Addoms                    Director

John Jenkins                        Director

James M. Ciccarelli                 Chief Executive Officer, Chairman of the
                                    Board of Directors and Director

Lionel Brown                        President and Director

David E. Welch                      Vice President, Chief Financial Officer,
                                    Secretary and Treasurer

Phil D. Lewis                       Vice President - Texas Operations



Samuel D. Addoms - Age 61. Mr. Addoms has been a director of the Company since October 1992. From November, 1993 to January, 1995 he served as the Executive Vice President of Frontier Airlines, Inc., and has served as President from January, 1995 to present. He has also served as a Director of Frontier Airlines, Inc., from November 1993 to present. Mr. Addoms received a BA degree from Wesleyan University.

John Jenkins - Age 50. Mr. Jenkins has been a director of the Company since August 2000. From November, 2000 to present, Mr. Jenkins has served as Chief Executive Officer of Storage Area Networks, Inc. Mr. Jenkins served as Chairman and Chief Executive Officer of TAVA Technologies Inc. from 1995 to 2000. From 1990 to 1995, Mr. Jenkins served as President of Morgan Technical Ceramics, Inc. He currently serves as a director of Colorado MEDtech. Mr. Jenkins received a B.S. degree from the University of Washington and a JD degree from the University of Denver.

James M. Ciccarelli - Age 49. Mr. Ciccarelli has served as Chief Executive Officer of the Company since July 1, 1998. He served as President and CEO of IAC from its founding in 1997 until its merger with the Company. He has served as a director of Birner Dental Management Services, Inc., since 1995. He also serves as a director for Wireless Telcom, Inc. and has served in that capacity since 1993. From 1990 to 1993, Mr. Ciccarelli was the Vice President of Intelligent Electronics and the President and CEO of its Reseller Network Division from 1987 to 1989. From 1988 to 1990, he was President of Connecting Point of America.

Lionel Brown - Age 53. Mr. Brown has served as President of the Company since October 1998. He served as Secretary and Chief Operations Officer of IAC from its founding in 1997 until its merger with the Company. From 1996 to 1997, he served as the Chief Information Officer of the Reseller Network

Division and XL Source, two operating divisions of Intelligent Electronics, Inc. From 1993 to 1995, he served as the Vice President of Operations and Information Systems for Wireless Telcom, Inc. From 1989 to 1993, he held the position of Vice President of Operations and Information Systems for the Reseller Network Division of Intelligent Electronics, Inc.

David E. Welch - Age 54. Mr. Welch joined Active Link in February 1999. In July 1999 he became Vice President and Chief Financial Officer, Secretary and Treasurer. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Micromedex, Inc., an electronic publishing firm, located in Denver, Colorado. From 1989 to 1996, he served as Director of Information Systems, for the Reseller Division of Intelligent Electronics, Inc.

Phil D. Lewis - Age 38. Mr. Lewis joined Active Link in July 1998. In May 2001, he became Vice President - Texas Operations of Active Link. From February 1995 to June 1998, he served as Vice President of Operations for Communications EXPO, a telecommunications company in Dallas, Texas.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. There are no family relationships between any director or executive officer of the Company.

Based on a review of forms received by the Company which were submitted to the Securities and Exchange Commission by officers and directors and 10% shareholders of the Company, the Company believes that, during fiscal 2001, these persons complied with all applicable filing requirements on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended April 30, 2001 and 2000.

                                                                                    Long-term Compensation
                                                                             -----------------------------------
                                                 Annual Compensation                 Awards            Payouts
                                         ----------------------------------  ----------------------  -----------
                                                                  Other      Restricted
Name and                                                          Annual       Stock      Options/       LTIP      All Other
Principal Position(1)           Year      Salary $    Bonus    Compensation    Awards       SARs        Payouts   Compensation
---------------------        ---------   ---------   --------- ------------  ----------   ---------    ---------  ------------


James M. Ciccarelli, CEO          2001   $  70,123         -0-         -0-         -0-         -0-         -0-         -0-
James M. Ciccarelli, CEO          2000     129,004         -0-         -0-         -0-         -0-         -0-         -0-
Mark W. Bennett, Executive
    Vice President                2000     113,077         -0-         -0-         -0-         -0-         -0-         -0-


(1) The Company pays health insurance premiums for Mr. Ciccarelli. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officers, which includes automobile expense of approximately $8,400. Mr. Bennett resigned as an officer of the Company on May 1, 2000.


                                           Option Grants in Last Fiscal Year
                                           ---------------------------------
                                         Number of              Percent of Total
                                  Securities Underlying           Options/SAR's
                                       Options/SAR's            granted to employees          Exercise or             Expiration
Name                                    Granted (#)                in fiscal year         or base price ($/sh)           Date
--------------------            ---------------------------    ----------------------  ----------------------------   -----------
James M. Ciccarelli, CEO                   15,000                       4.2%                     $1.52                 8/29/2005

401(k) Plan

On August 1, 1985, the Company established an Employees' Savings Plan (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of eighteen. As amended, the Company may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contribution to the ESP in 2001 or 2000.

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

In fiscal 1999, the Company adopted the 1998 Stock Option Plan (the "98 Plan"), pursuant to which options to purchase up to 2,500,000 shares of Common Stock may be granted to employees and consultants of the Company. Options to purchase 1,058,210 shares have been granted at exercise prices ranging from $.97 to $4.00 per share. Of this amount, options to purchase 613,500 shares have been granted to officers and directors of the Company. The exercise prices for all options have been based on the fair market value per share of the Common Stock on their respective dates of grant.

Compensation of Directors

In fiscal 1999, the Company adopted the 1999 Non-Discretionary Stock Option Plan (the "99 Plan"), pursuant to which options to purchase up to 300,000 shares of common stock may be granted to non-employee directors of the Company. Options to purchase 10,000 shares will be granted to any person becoming a director who is not employed by the Company or any of its subsidiaries. In addition, each non-employee director will receive options to purchase 10,000 shares annually. If any option grant expires or terminates, all shares which were not issued under the option grant will become available for additional awards under the 1999 Plan. The options are exercisable for five years from the date of grant. Options to purchase 10,000 shares were granted to each of the two persons who were non-employee directors at the fair market value on the date of grant, and 10,000 shares were granted to a non-employee director who became a director during the fiscal year ended April 30, 2001.

The Company does not pay directors for meetings attended. During the year ended April 30, 2001, the Company held 5 meetings of the Board of Directors and took action at other times by written consent. Each director attended 100 percent of the meetings held during the period he served as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on July 20, 2001 and information as of July 20, 2001 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners



            Name & Address of                              Shares Beneficially
            Beneficial Owner              Title of Class         Owned(1)         Percent
----------------------------------        --------------         ---------        ---------

Samuel D. Addoms(2)                         Common Stock            60,625              .52%
1900 Fairfax Street
Denver, Colorado 80220

John Jenkins(3)                             Common Stock           117,789             1.00%
5235 E. Princeton Avenue
Englewood, Colorado 80110

Lionel Brown(4)                             Common Stock           763,000             6.50%
7388 S. Revere Parkway, Suite 1000
Englewood, Colorado 80112

James M. Ciccarelli(4)                      Common Stock         1,214,000            10.34%
7388 S. Revere Parkway, Suite 1000
Englewood, Colorado 80112

Steven M. Bathgate(5)                       Common Stock         1,051,087             8.96%
5350 S. Roslyn, Suite 380
Englewood, Colorado 80111

Eugene C. McColley(5)                       Common Stock           644,587             5.49%
5350 S. Roslyn, Suite 380
Englewood, Colorado 80111

Officers and Directors as                   Common Stock         2,586,914            22.04%
a Group (6 persons)(2)(6)

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) The number of shares set forth opposite the name of Samuel D. Addoms and officers and directors as a group includes options to purchase 60,000 shares.

(3) The number of shares set forth opposite the name of John Jenkins and officers and directors as a group includes options and a warrant to purchase an aggregate of 47,000 shares. Also included are 18,789 shares which underlie a convertible note in the principal amount of $25,000 payable to Mr. Jenkins' spouse.

(4) The number of shares set forth opposite the name of James M. Ciccarelli includes options to purchase 184,000 shares. The number of shares set forth opposite the name of Lionel Brown includes options to purchase 118,000 shares.

(5)   The shares set forth opposite the names of Steven M. Bathgate and Eugene
      C. McColley include warrants to purchase 247,365 and 201,365 shares, respectively. Also included are 76,222 shares and 37,972 shares which underlie convertible notes in the principal amounts of $100,000 and $50,000 payable to Mr. Bathgate and Mr. McColley, respectively. Messrs. Bathgate and McColley are principals of Bathgate McColley Capital Group, LLC.

(6) The number of shares set forth opposite the officers and directors as a group includes the aforementioned options to Messrs. Ciccarelli and Brown, as well as, options to purchase 246,500 shares for Mr. Welch and 100,000 shares for Mr. Lewis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company has used the services of Bathgate McColley Capital Group, LLC ("BMCG"), as a placement agent for offerings in 1998 and 1999 of Common Stock, Preferred Stock and debt. During this period, BMCG sold an aggregate of $3,137,000 in equity and debt securities on behalf of the Company. The Company paid BMCG an aggregate of $253,667 in commissions, and issued warrants to purchase an aggregate of 250,850 shares of Common Stock. Steven M. Bathgate and Eugene McColley, principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company. In the Company's unit offering completed in May 1998, Mr. Bathgate purchased 40,000 Units and Mr. McColley purchased 40,000 Units. The purchase price was $1.25 per Unit, with each Unit consisting of one share of common stock and one warrant exercisable at $2.50 per share for a five year period. In the private placement completed in March 1999, Mr. Bathgate purchased 349,250 Units and Mr. McColley purchased 194,250 Units. The purchase price for each Unit was $200, with each Unit consisting of one share of Series H Preferred Stock and 40 warrants. Each warrant entitles the holder to purchase one share of common stock at $3.00 share through October 20, 2003. Each one share of Series H Preferred Stock was converted into 200 shares of common stock upon the approval of shareholders to an increase in the authorized shares of common stock. In July 1999 the Company began the sale of Units of Subordinated Convertible Notes and Warrants. Mr. Bathgate and Mr. McColley purchased 2 and 1 units, respectively. Each unit consisted of a $50,000 Subordinated Convertible Note and 20,000 Warrants for a purchase price of $50,400. The Company completed the offering in November 1999. BMCG sold an aggregate of $2,200,000 in debt and warrants. The Company paid BMCG a commission of $133,000 and issued warrants to purchase 115,000 shares of Common Stock. In addition, BMCG was paid a consulting fee of $35,000 for assistance with certain acquisitions made by the Company during fiscal 2000. During fiscal 2001 the Company: (i) paid BMCG a commission of $38,000 and issued warrants to purchase 20,571 shares of Common Stock in connection with the sale of 300,000 shares of the Company's Common Stock; (ii) paid BMCG a commission of $15,000 and issued warrants to purchase 7,500 shares of Common Stock in connection with the sales of $375,000 of convertible notes; (iii) paid BMCG a commission of $5,760 for their assistance in the early exercise of warrants; and
(iv) paid BMCG a consulting fee of $15,000 for assistance with the acquisition made by the Company during the year. It is expected that BMCG will be paid commissions and issued warrants upon the sale of additional securities of the Company.


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

            (b) Merger Agreement dated April 26, 1999 by and among Donaldson & Associates, Inc. and IAC Acquisition Corporation. (1)

            (c) Merger Agreement dated September 30, 1999 by and among CommWorld Acquisition Corporation, Willpower, Inc. D/B/A/ RMS Communications, and Pierre Miossec. (1)

            (d) Asset Purchase Agreement dated October 29, 1999 between Communications World International, Inc., West-Tech Communications Corp. and Dave Clappisi. (1)

            (e) Asset Purchase Agreement dated March 16, 2000 between CommWorld Acquisition Corporation and Allstar Systems, Inc. filed as Exhibit 2.1 to the Form 8-K dated March 16, 2000 is incorporated herein by this reference.

            (f) Merger Agreement dated September 30, 2000 by and among IAC Acquisition Corporation, Communications World International, Inc., Application Consultants, Inc., Timothy L. McClung, Darren L. Schaefer, Warren Shawn Kissman, Timothy L. Woods and Dennis J. Johanningmeier filed as Exhibit 2.1 to the Form 8-K dated October 4, 2000 is incorporated herein by reference.

            (g) Agreement dated June 1, 2001 by and among Active Link Communications, Inc., ALCI Acquisition Corp., Mobility Concepts, Inc., Timothy Ells, and James Ciccarelli.

       3. Articles of Incorporation and Bylaws.

            (a) Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

            (b)   Amended and restated bylaws.

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

            (f) Articles of Amendment to the Articles of Incorporation dated November 8, 2000.


      10. Material Contracts

            (a)   Current Form of Franchise Agreement. (1)

            (b) Non-Discretionary Stock Option Plan filed as Exhibit 10(h) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

            (c) Telecommunications Master Dealer Agreement between Registrant and Toshiba America Information Systems, Inc., dated April 1, 1998 filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (d) Amended and Restated 1997 Stock Option Plan filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (e) Agreement between Registrant and M.H. Meyerson and Co., Inc., dated May 20, 1997 filed as Exhibit 10(n) to the Report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (f)   1998 Stock Incentive Plan. (1)

            (g)   1999 Non-discretionary stock option plan. (1)

            (h) General Credit and Security Agreement dated January 29, 2000 with SPECTRUM Commercial Services filed as Exhibit 10 to the Report on Form 10-QSB for the quarterly period ended January 31, 2000 is incorporated herein by this reference.

            (i) Consulting agreement between Registrant and TKO International, Inc. dated June 5, 2000 filed as Exhibit 10 to the Report on Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

            (j) Consulting agreement between Registrant and Bathgate McColley Capital Group LLC, dated January 3, 2000 filed as Exhibit 10 to the Report on Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

            (k) Settlement Agreement and Release of Claims effective July 30, 2001, between Registrant and Toshiba American Information Systems, Inc. and Promissory Note dated July 30, 2001, in the amount of $807,536.07.

      (1) Filed as an exhibit to the Report on Form 10-SB, as amended and incorporated herein by this reference.

(b)   Reports on Form 8-K

No reports were filed on Form 8-K during the last quarter of the fiscal year ending April 30, 2001.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                            Page
Consolidated Financial Statements

         Independent Auditors' Report Years Ended April 30, 2001 and 2000                                    F-1
         Consolidated Balance Sheet - April 30, 2001                                                      F-2, 3
         Consolidated Statements of Operations - for the Years Ended
             April 30, 2001 and 2000                                                                         F-4
         Consolidated Statements of Stockholders' Equity - for the Years Ended
             April 30, 2001 and 2000                                                                         F-5
         Consolidated Statements of Cash Flows - for the Years Ended
            April 30, 2001 and 2000                                                                       F-6, 7
         Notes to Consolidated Financial Statements                                                       F-8-28

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Active Link Communications, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of Active Link Communications, Inc. as of April 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Link Communications, Inc. as of April 30, 2001 and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Denver, Colorado
June 28, 2001

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)

                                   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $   148
    Trade accounts receivable, less allowance for doubtful accounts
       of $385                                                                  2,291
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                    1,225
    Inventory                                                                   1,423
    Prepaid expenses
                                                                                   87
                                                                              -------

         TOTAL CURRENT ASSETS                                                   5,174

Property and equipment, net                                                       505
Deposits and other assets                                                         288
Intangible assets, net                                                          5,404
                                                                              -------

                                                                              $11,371
                                                                              =======


      The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable                                            $      4,280
    Revolving line of credit                                                 1,552
    Current portion of notes payable, including amounts due to
       related parties of $239                                                 248
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                    56
    Costs accrued on uncompleted contracts                                     659
    Accrued expenses, deposits and other liabilities                           844
    Current portion of capital lease obligations                                44
                                                                      ------------

              TOTAL CURRENT LIABILITIES                                      7,683

LONG-TERM LIABILITIES:
    Capital lease obligations                                                   57
    Accrued Interest                                                           174
    Notes payable, including amounts due to related parties
       of $303                                                               2,526
                                                                      ------------

                                                                            10,440

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 9)

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $1.00 par value, 3,000,000
       shares authorized:
       Series C (cumulative) - 10,000 shares issued and
          outstanding in 2000 (Liquidation preference $12,400)                  --
    Common stock, no par value, 75,000,000 shares authorized;
       10,399,500 issued and outstanding shares                             11,587
    Additional paid-in capital                                               1,192
    Accumulated deficit                                                    (11,848)
                                                                      ------------

              TOTAL STOCKHOLDERS' EQUITY                                       931
                                                                      ------------

                                                                      $     11,371
                                                                      ============


      The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED APRIL 30, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE DATA)

                                                                              2001                 2000
                                                                          ------------         ------------
REVENUE:
    Direct equipment and service sales                                    $     16,974         $      9,666
    Interest and other income                                                       59                  160
                                                                          ------------         ------------
                                                                                17,033                9,786
                                                                          ------------         ------------
COSTS AND EXPENSES:
    Cost of direct equipment and service sales                                  12,521                6,704
    Selling                                                                      1,748                  946
    General and administrative                                                   3,620                2,930
    Interest expense and loan fees, including related party
       interest of $66 in 2001 and $7 in 2000                                      803                  489
    Depreciation and amortization                                                  467                  370
    Abandoned acquisition costs                                                     --                  139
                                                                          ------------         ------------
                                                                                19,159               11,578
                                                                          ------------         ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                             (2,126)              (1,792)

INCOME TAX (BENEFIT) EXPENSE                                                        76                 (957)
                                                                          ------------         ------------

LOSS FROM CONTINUING OPERATIONS                                                 (2,050)              (2,749)

DISCONTINUED OPERATIONS
    Income from discontinued operations, net of income tax expense
       of $76 in 2001 and $88 in 2000                                              127                  146
                                                                          ------------         ------------

NET LOSS                                                                        (1,923)              (2,603)

DIVIDENDS ON PREFERRED STOCK PAID IN COMMON STOCK                                   --                  202
CUMULATIVE DIVIDENDS ON PREFERRED STOCK                                             --                    1
                                                                          ------------         ------------

LOSS APPLICABLE TO COMMON STOCK                                           $     (1,923)        $     (2,806)
                                                                          ============         ============

LOSS PER COMMON SHARE:
    Basic and Diluted:
       Loss from continuing operations                                    $       (.21)        $       (.41)
       Income from discontinued operations                                         .01                  .02
                                                                          ------------         ------------

       Net loss                                                           $       (.20)        $       (.39)
                                                                          ============         ============

    WEIGHTED - AVERAGE NUMBER OF OUTSTANDING COMMON SHARES
    Basic and Diluted                                                        9,578,516            7,153,351
                                                                          ============         ============

      The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       YEARS ENDED APRIL 30, 2001 AND 2000
               (IN THOUSANDS OF DOLLARS EXCEPT SHARE INFORMATION)


                                    (Note 10)
                           --------------------------
                                 Preferred Stock
                             Series B, C, F ,G,H,& I           Common Stock
                           --------------------------    -------------------------      Additional      Accumulated   Stockholders'
                              Shares         Amount         Shares        Amount     Paid-in Capital      Deficit        Equity
                           -----------    -----------    -----------   -----------   ---------------    -----------    -----------

BALANCES, APRIL 30, 1999       586,363    $       586      6,702,571   $     7,121   $           551    $    (7,322)   $       936

Conversion of preferred
stock into common stock
as a result of
shareholder approval of
additional authorized
shares                        (576,363)          (576)       521,273           763              (202)            --            (15)

Issuance of common stock
for acquisitions                    --             --        442,050           492                --             --            492

Conversion of notes
payable                             --             --        215,000           215                --             --            215

Issuance of warrants in
conjunction with sale of
convertible notes                   --             --             --            --                18             --             18

Exercise of warrants and
options                             --             --        336,150           246                --             --            246

Issuance of warrants to
consultants                         --             --             --            --                77             --             77

Discount and issuance
costs of convertible
notes                               --             --             --            --               748             --            748

Net loss                            --             --             --            --                --         (2,603)        (2,603)
                           -----------    -----------    -----------   -----------   ---------------    -----------    -----------
BALANCES, APRIL 30, 2000        10,000             10      8,217,044         8,837             1,192         (9,925)           114

Conversion of preferred
stock into common stock
as a result of
shareholder approval of
additional authorized
shares                         (10,000)           (10)         3,342            10                --             --             --

Issuance of common stock
for acquisitions                    --             --      1,500,000         2,250                --             --          2,250

Exercise of warrants and
options                             --             --        343,499           179                --             --            179

Conversion of notes
payable                             --             --         35,615            53                --             --             53

Sale of common stock                --             --        300,000           258                --             --            258

Net loss                            --             --             --            --                --         (1,923)        (1,923)
                           -----------    -----------    -----------   -----------   ---------------    -----------    -----------

BALANCES, APRIL 30, 2001            --    $        --     10,399,500   $    11,587   $         1,192    $   (11,848)   $       931
                           ===========    ===========    ===========   ===========   ===============    ===========    ===========


      The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)


                                                                               2001                 2000
                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $     (1,923)        $     (2,603)
    Adjustments to reconcile to net cash used in
       operating activities, net of effect of acquisitions:
          Depreciation and amortization                                             467                  370
          Amortization of debt discount and debt issuance costs                     263                   --
          Provision for losses on accounts and notes receivable                     168                   84
          Stock options and warrant compensation                                     --                   77
          Deferred taxes                                                             --                1,045
          Changes in operating assets and liabilities:
              Trade accounts receivable                                           1,519                 (968)
              Inventories                                                          (950)                  13
              Prepaid expenses                                                       --                 (147)
              Deposits and other assets                                             141                 (147)
              Trade accounts payable                                                862                1,029
              Costs and estimated earnings in excess of billings on
                 uncompleted contracts                                           (1,225)                  --
              Billings in excess of costs and estimated earnings on
                 uncompleted contracts                                               56                   --
              Accrued expenses, deposits and other liabilities                      420                  159
                                                                           ------------         ------------
          Net cash used in operating activities                                    (202)              (1,088)
                                                                           ------------         ------------

    Income from discontinued operations
          Changes in assets                                                        (248)                (148)
          Changes in liabilities                                                     56                   13
                                                                           ------------         ------------
          Net cash used in discontinued operations                                 (192)                (135)
                                                                           ------------         ------------

NET CASH USED IN TOTAL OPERATING ACTIVITIES                                        (394)              (1,223)
                                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired from acquisitions                                                 108                   --
    Capital expenditures                                                           (100)                (219)
    Acquisitions                                                                     --               (1,165)
                                                                           ------------         ------------
          Net cash used in investing activities                                       8               (1,384)
                                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line-of-credit agreement                                   559                  714
    Payments of notes payable                                                      (830)                (564)
    Repayment of capital lease obligations                                          (51)                 (20)
    Issuance of convertible debt                                                    375                2,218
    Exercise of options                                                              50                   --
    Exercise of warrants                                                            129                  246
    Issuance of common stock                                                        258                   --
                                                                           ------------         ------------
          Net cash provided by financing activities                                 490                2,594
                                                                           ------------         ------------

          Net increase (decrease) in cash and cash equivalents                      104                  (13)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                   44                   57
                                                                           ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                               $        148         $         44
                                                                           ============         ============

      The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)



                                                                 2001              2000
                                                              ----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                             $      366        $      399

NON-CASH INVESTING ACTIVITIES:
    Business acquisitions financed by:
       Issuance of notes payable                                      --               510
    Capital acquisitions financed by leases                          115                --

NON-CASH FINANCING ACTIVITIES:
     Issuance of stock options and warrants to outside
       consultants                                                    --                77
     Conversion of note payable to common stock                       53               215
     Issuance of common stock for acquisitions                     2,250               492
     Warrant issued as debt issuance cost                             --               142
     Conversion of preferred stock to common stock                    10               763


      The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRESENTATION

         The consolidated financial statements presented are those of Active Link Communications, Inc., and its subsidiaries, CommWorld Acquisition Corporation, IAC Acquisition Corporation, CommWorld of Phoenix, Inc., CommWorld of Seattle, Inc. and Digital Telecom, Inc. (collectively, the "Company" or "Active Link"). All significant intercompany balances and transactions have been eliminated in consolidation.

         ORGANIZATION AND NATURE OF OPERATIONS

         Active Link was incorporated under Colorado law in 1983 and has its principal executive offices at 7388 South Revere Parkway, Suite 1000, Englewood, Colorado 80112. The Company markets a range of communications products and technical services to directly to large and small end users in the Denver, Houston and Dallas/Ft. Worth metropolitan areas. The Company's national accounts program markets the same products and services directly to multi-location businesses.

         REVENUE RECOGNITION

         Direct Equipment and Service Sales

         Revenue from direct equipment and service sales is generally recognized upon completion of the installation of the equipment or upon completion of the service provided by the Company for telephone systems, voice processing products and related peripherals, since most contracts are completed as of a period end. For significant projects not complete as of a period end, the Company follows the percentage of completion method of accounting. The percentage of completion method of reporting income from contracts takes into account direct labor hours, the costs, estimated earnings, and revenue to date on contracts not yet completed.

         The amount of revenue recognized is the portion of the total project price that the direct labor hours incurred to date bears to the anticipated final total direct labor hours. Project costs include all labor and benefits, reimbursable hard costs, subcontract costs and allocations of indirect project costs. General and administrative costs are charged to expense as incurred.

         As long-term projects extend over one or more years, revisions in estimates or direct labor hours and costs and earnings during the course of the work are reflected in the accounting period in which the facts, which require the revision become known. At the time a loss on a project becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Costs and estimated earnings on projects in progress in excess of billings are classified as a current asset. Amounts billed in excess of costs and estimated earnings are classified as a current liability.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         INTANGIBLE ASSETS

         Acquisitions of interconnect dealers have been accounted for using the purchase method of accounting. Under this method, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the consideration paid over the fair value of net assets acquired has been recorded as goodwill and is amortized on the straight-line basis over ten to twenty years. Non-compete agreements associated with business acquisitions are amortized over the term of the agreement. The cost of an acquired customer base is amortized over five years. The Company reviews unamortized intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If there is an indication the carrying amount may not be recoverable, the Company estimates the future cash flows expected to result from the operation of the applicable acquisition and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the intangible asset, the Company recognizes an impairment loss by reducing the unamortized cost of the intangible asset to its estimated fair value.


         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No.128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potential dilutive securities include options, convertible debt and warrants for the purchase of approximately 5,314,000 and 4,920,000 shares of common stock as of April 30, 2001 and April 30, 2000. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended April 30, 2001 and April 30, 2000. Accordingly, basic and diluted EPS are the same for each year. The Company accrued an imputed dividend on the convertible preferred stock when determining the net loss applicable to common stockholders.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET LOSS PER COMMON SHARE (CONTINUED)

         In conjunction with a business acquisition, the Company is holding 250,000 shares of its Common Stock in escrow as collateral for any adjustments necessary to the financial statements of the acquired company. These shares have not been reflected as outstanding nor included in the net loss per common share calculation.

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

         The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximate the Company's effective borrowing rate, with the exception of certain notes payable. These notes had a balance of $542,000 at April 30, 2001 with interest rates from 7% to 8%. The Company currently can not determine its effective borrowing rate and therefore cannot determine the fair value of these notes.

         COMPREHENSIVE INCOME

         Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at April 30, 2001 or 2000, respectively

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT PRONOUNCEMENTS

         The FASB issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. SFAS No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for the Company May 1, 2001. The adoption of the standard is not expected to have a significant impact on the consolidated financial statements of the Company.

         On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combination completed after June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the accounting for business acquisitions prior to July 1, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective is for fiscal years beginning after December 31, 2001, with early adoption permitted. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No.
         142. Therefore, amortization of goodwill acquired prior to July 1, 2001 will cease when the Company adopts SFAS No. 142.


(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the year ended April 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from continuing operations of $2,050,000 for the fiscal year ended April 30, 2001 and has a working capital deficit of $2,509,000 as of April 30, 2001. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral at April 30, 2001. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. Furthermore, one of the Company's two major vendors has notified the Company it will only sell to the Company on a cash basis.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         To address its cash flow concerns, the Company sold convertible notes and restricted common stock during fiscal 2001. These proceeds were used to fund operations of the Company. In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 (unaudited) of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. The Company currently has a definitive merger agreement with an entity in the Chicago, Illinois area that is contingent upon certain events occurring, including the Company raising $1,000,000 in debt/equity financing. Management believes that the merger will increase revenues and cash flows in the future. If the merger is ultimately unsuccessful, management of the Company believes additional curtailment in operations is likely, including possibly selling one or more of its divisions, if necessary, to fund the operations of the Company during fiscal 2002. If such a sale is required, it could result in a significant impairment of goodwill, depending on which division is sold. Additionally, the Company is in discussions with its other major vendor to convert $1,108,000 of accounts payable to a note payable (see Note 14).

         Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive, complete the merger discussed above or raise additional debt and/or equity capital. However, based on the revenue growth and its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


(3)      BUSINESS ACQUISITIONS AND DISPOSITION

         Acquisitions

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

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      BUSINESS ACQUISITIONS AND DISPOSITION (CONTINUED)

         The employment agreements range from one to five years and call for the principals, among other things, to receive their regular salaries during the term of the agreements.

         The Company completed three acquisitions during the fiscal year ended April 30, 2000. During September 1999, the Company, through its wholly owned subsidiary, CommWorld Acquisition Corporation, acquired Willpower, Inc., a corporation located in Arlington, Texas, which conducted business under the name, RMS Communications ("RMS"). The Company acquired inventory of approximately $8,000 and fixed assets with a fair market value of approximately $17,000. The Company issued 172,050 shares of common stock, at the market price of $1.34 per share on the date of closing; notes payable of $139,500 with interest at 7% per annum, interest payable quarterly and principal payments of $47,000 payable annually, with the final payment due September 30, 2002; and cash of $225,000. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $585,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years. In connection with the transaction the principal of Willpower, Inc. entered into an employment agreement with the Company. The employment agreement is for two years and calls for the principal, among other things, to receive his regular salary during the term of the agreement.

         During October 1999, the Company through its wholly owned subsidiary, IAC Acquisition Corporation, purchased certain assets and assumed certain liabilities of West-Tech Communications Corp. (West-Tech). The Company acquired inventory of approximately $64,000, accounts receivable of approximately $237,000 net of accounts payable of approximately $88,000, and fixed assets with a fair market value of approximately $29,000. The Company issued 270,000 shares of its common stock, valued at the market price of $.98 per share; made a cash payment of approximately $559,000; and issued a note payable of $370,000 with interest at 7% per annum. Interest and principal on the note are payable quarterly, with the final payment due October 31, 2004. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $964,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(3)      BUSINESS ACQUISITIONS AND DISPOSITION (CONTINUED)

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

         During October 2000 the Company through its wholly owned subsidiary, IAC Acquisition Corporation completed the acquisition of Applications Consultants, Inc., a corporation located in Denver, Colorado. The Company acquired all of the issued and outstanding common stock of Applications Consultants, Inc. and issued 1,750,000 shares of its common stock, at the market price of $1.50 per share on the date of closing plus warrants for the purchase of 250,000 shares of common stock, exercisable for three years. The Company is holding 250,000 shares of the issued common stock in escrow, pending any final adjustments to the financial statements. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as of the date of the merger. The excess of the consideration paid over the fair value of net assets acquired of approximately $2,226,000 was recorded as goodwill and is being amortized on a straight line basis over twenty years. The shares held in escrow by the Company have not been considered in calculating the amount of goodwill that has been recorded. Additional goodwill will be recorded to the extent of the shares released from escrow. In connection with the transaction the principals of Applications Consultants, Inc. entered into noncompetition agreements with the Company. The noncompetition agreements are for two years after termination of employment with the Company.

         The following unaudited pro forma information for the years ended April 30, 2001 and 2000 assumes the acquisitions of RMS, West-Tech and Telecom occurred as of May 1, 1999 and that the acquisition of APCON occurred as of May 1, 2000. The pro forma results do not purport to be indicative of the results of operations which would actually have occurred had the acquisitions occurred on May 1, 2000 or May 1, 1999, or which may occur in the future.


                                                               Years ended April 30,
                                                               ---------------------
(In Thousands)                                              2001                 2000
--------------                                          ------------         ------------

Gross revenue                                           $     19,753         $     20,160
Net loss from continuing operations                           (2,282)              (4,120)
Loss per common share from continuing operations
                                                                (.24)                (.58)

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(3)      BUSINESS ACQUISITIONS AND DISPOSITION (CONTINUED)

         DISPOSAL

         In July 2001, the Company and Toshiba American Information Systems, Inc. (TAIS), the primary vendor for the Company's franchise operation, agreed to terminate the agreement by which the Company was authorized to sell TAIS products to the Company's franchise network. As a result of this action by TAIS, the Company determined that it could no longer provide products to the franchise network of 54 franchisees in a cost competitive manner and was therefore discontinuing all franchise operations. Current and prior operations related to the franchise operations are reflected as discontinued operations. In conjunction with the termination of the authorization, the Company is negotiating with TAIS the restructuring of existing amounts payable into a long-term note (see Note 14).

(4)      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         The following information is applicable to uncompleted contracts for the year ended April 30, 2001:


(In Thousands)
--------------

Cost incurred and accrued on uncompleted contracts                         $      2,213
Estimated earnings                                                                  812
                                                                           ------------

                                                                                  3,025

Less billings to date                                                             1,856
                                                                           ------------

                                                                           $      1,169
                                                                           ============

These amounts are included in accompanying balance sheets under the following captions for the year ended April 30, 2001:

(In Thousands)
--------------

Cost and estimated  earnings in excess of billings on  uncompleted
contracts                                                                  $      1,225

Billings in excess of costs and estimated  earnings on uncompleted
contracts                                                                           (56)
                                                                           ------------

                                                                           $      1,169
                                                                           ============

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at April 30, 2001:



                                                             Estimated
         (In Thousands)                                     useful life
         --------------                                     -----------

Furniture, fixtures and equipment                                3-5        $        683
Software                                                           5                  37
Vehicles                                                           5                 114
Leasehold improvements and other                                   5                  68
                                                                            ------------
                                                                                     902
  Less accumulated depreciation and amortization                                     397
                                                                            ------------
    Property and equipment, net                                             $        505
                                                                            ============

         Depreciation expense for the years ended April 30, 2001 and 2000 was $157 and $78 respectively.

(6)      INTANGIBLE ASSETS

         Intangible assets consist of the following at April 30, 2001:


                                  Amortization
         (In Thousands)              period
         --------------           -------------
Goodwill                             20 years            $      5,516
Goodwill                             10 years                     637
Customer base                         5 years
                                                                   43
                                                         ------------
                                                                6,196

Less accumulated amortization                                     792
                                                         ------------

     Intangible assets, net                              $      5,404
                                                         ============


(7)      REVOLVING LINE OF CREDIT

         In January 2000 the Company entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits the Company to borrow up to $2,850,000, is due on demand and is subject to certain collateral limitations and significant covenants primarily related to capital expenditures, payment of dividends, borrowing and equity issuances. Interest, at the rate of prime plus 3.5% per annum, is due monthly. The revolving line of credit is collaterallized by substantially all of the assets of the Company. At April 30, 2001 and 2000 the Company had outstanding borrowings on the line of credit of $1,552,000 and $993,000, respectively.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




 (8)     NOTES PAYABLE

         Notes payable consist of the following at April 30, 2001:


           (In Thousands)                                2001
           --------------                             ------------
Notes payable to sellers of acquired companies
(see Note 3)                                          $        542
Convertible notes                                            2,222
Other notes payable                                             10
                                                      ------------
                                                             2,774

      Less current portion                                     248
                                                      ------------
      Non-current portion                             $      2,526
                                                      ============


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

         In November 1999, additional net proceeds of approximately $722,000 were received from the sale of Notes and Warrants to two institutional investors. The terms of these transactions were similar to the Unit offering, with certain exceptions. The Company agreed to register the common stock which may be received upon conversion of these notes. The registration statement was not declared effective by April 30, 2000, and as a result the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of this acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes, the Company will redeem their Warrants at $.02 per Warrant. The exercise price for these warrants is $.60, instead of the $.40 exercise price in the Units. The Company is also restricted in its ability to prepay these notes. In October 2000, the Company sold an additional $375,000 of Subordinated Convertible Notes, due September 30, 2002, to these institutional investors. In connection with this transaction the Company modified the interest payment terms of the Notes made in November 1999 and paid the accrued interest on these Notes. The Company also agreed to thereafter pay interest monthly on the Notes made in November 1999 and October 2000.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(8)      NOTES PAYABLE (CONTINUED)

         The Company sold warrants as part of the Subordinated Convertible Note offering with a fair value of $606,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the long-term debt and is being amortized over the three year term of the loan. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.8125 - $1.35; zero dividends; expected volatility of 102.6%; risk free interest rate of approximately 5.5%; and an expected life of two years. The balances at April 30, 2001 were:


(In Thousands)
--------------
Face value                  $      2,525
Unamortized discount                 303
                            ------------

                            $      2,222
                            ============

         The scheduled maturities of notes payable by fiscal year, exclusive of the discount, are, $248,000 in 2002, $2,703,000 in 2003, and $126,000
         in 2004.


(9)      COMMITMENTS

         EMPLOYMENT AGREEMENTS

         The Company has entered into Employment Agreements (the "Agreements") with several individuals in connection with various business acquisitions during fiscal years 1999 to 2000. Generally, the terms of these Agreements provide for a one to five year term of employment and a fixed minimum amount of annual compensation and bonus-performance incentives. Total compensation paid under these Agreements during fiscal years ended April 30, 2001 and 2000 was $346,000 and $352,000, respectively.

         The future minimum payments required under these Agreements at April 30, 2001 are as follows:


     (In Thousands)
     --------------
          2002        $        195
          2003                 120
          2004                 120
                      ------------
                      $        435
                      ============

         OPERATING LEASES

         The Company leases office space and related facilities, equipment and vehicles under non-cancelable operating leases. Future minimum lease payments for such operating leases at April 30, 2001, are as follows:

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)      COMMITMENTS (CONTINUED)



                    Minimum Lease        Amounts Due         Net Minimum
(In Thousands)         Payments        from Subleases       Lease Payments
-------------       -------------      --------------       --------------
         2002        $        726        $        252        $        474
         2003                 591                 176                 415
         2004                 453                  55                 398
         2005                 281                  --                 281
         2006                  62                  --                  62
         Thereafter             6                  --                   6
                     ------------        ------------        ------------
                     $      2,119        $        483        $      1,636
                     ============        ============        ============



         Aggregate rental expense, net of sublease rental income of $230,000 and $180,000, under operating leases was $429,000 and $276,000 for the years ended April 30, 2001 and 2000, respectively.


         CAPITAL  LEASES

         The Company leases computer equipment and vehicles under capital leases. At April 30, 2001, scheduled future minimum payments under capital leases with initial or remaining terms of one year or more are as follows:


(In Thousands)
--------------
                                       2002        $      46
                                       2003               29
                                       2004               20
                                       2005                7
                                                   ---------
Total minimum lease payments                             102
Less interest                                             21
                                                   ---------
Present value of net minimum lease payments               81

Less current portion                                      26
                                                   ---------
Non-current portion                                $      55
                                                   =========

         The following is a summary of property and equipment under capital leases at April 30. 2001:


(In Thousands)
--------------

Computer equipment                         $     72
Vehicles                                         48
Accumulated amortization                        (44)
                                           --------
                                           $     76
                                           ========

         Amortization of assets held under capital leases is included with depreciation expense.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(10)    SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

         The Company authorized the establishment and designation of shares of Series A, B, C, D, E, F, G, H and I Preferred Stock. There were no Preferred Stock shares in any series issued and outstanding at April 30, 2001.

         The schedule on the following page summarizes the preferred stock activity for fiscal years ended April 30, 2001 and 2000:


(In thousands, except for                Series C                     Series F                  Total Preferred Stock
-------------------------                --------                     --------                 ------------------------
share information)                   Shares         Amount         Shares         Amount         Shares         Amount
------------------                 ---------      ---------      ---------      ---------      ---------      ---------

BALANCES, APRIL 30, 1999             371,545      $     371        214,818      $     215        586,363      $     586

Conversion of preferred
stock as a result of
shareholder approval of
additional authorized
common shares                       (361,545)          (361)      (214,818)          (215)      (576,363)          (576)
                                   ---------      ---------      ---------      ---------      ---------      ---------

BALANCES, APRIL 30, 2000              10,000             10             --             --         10,000             10
                                   ---------      ---------      ---------      ---------      ---------      ---------
Conversion of preferred
stock as a result of
shareholder approval of
additional authorized
common shares                        (10,000)           (10)            --             --        (10,000)           (10)
                                   ---------      ---------      ---------      ---------      ---------      ---------

BALANCES, APRIL 30, 2001                  --      $      --             --      $      --             --      $      --
                                   =========      =========      =========      =========      =========      =========

         COMMON STOCK PURCHASE WARRANTS AND ACQUISITION OPTIONS

         The Company has granted warrants and acquisition options, which are summarized as follows:


                                             April 30, 2001                    April 30, 2000
                                             --------------                    --------------
                                                         Weighted                          Weighted
                                         Number          Average            Number          Average
                                        of Shares     Exercise Price      of Shares      Exercise Price
                                        ---------     --------------      ---------      --------------

Outstanding, beginning of period        2,542,290      $       1.61        1,681,680      $       2.08
   Issued                                 278,071              1.50        1,221,760               .72
   Expired                                     --                --          (25,000)             1.00
   Exercised                             (293,000)              .46         (336,150)              .73
                                     ------------                       ------------
Outstanding, end of period
                                        2,527,361      $       1.74        2,542,290      $       1.61
                                     ============                       ============

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(10)     SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

         Warrants and acquisition options outstanding at April 30, 2001 will expire as follows:


                                   Weighted
                    Number         Average
  Fiscal Years    of Shares    Exercise Price
--------------    ----------   --------------
      2002          310,000     $       1.24
      2003          315,000             2.34
      2004        1,140,530             2.25
      2005          613,760              .66
      2006          148,071             1.97


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

         See Notes 3 and 8 for additional warrants issued.


         OTHER RELATED PARTY TRANSACTIONS

         The Company has used the services of an investment banker ("BMCG"), as a placement agent for offerings in 2001 and 2000 of Common Stock, Preferred Stock and debt. During this period, BMCG sold an aggregate of $2,971,000 in equity and debt securities on behalf of the Company. The Company paid BMCG an aggregate of $192,000 in commissions, and issued warrants to purchase an aggregate of 143,071 shares of Common Stock. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $1.9375; zero dividends; expected volatility of 103%; risk free interest rate of approximately 5.5%; and an expected life of two years. Two principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company. In addition, BMCG was paid a consulting fee of $35,000 for assistance with certain acquisitions made by the Company during fiscal 2000.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The 1998 Stock Incentive Plan provides authority for the grant of options to purchase up to 2,500,000 shares of common stock. Options are granted at the quoted market value on the date of grant. The options granted are either exercisable immediately or become exercisable over a three-year period and must be exercised within five years from the date of grant. At April 30, 2001, the Company had 802,260 options outstanding to purchase common stock at prices ranging from $.70 to $4.00 per share, with expirations occurring through January of 2006. All options under the 1998 Plan were issued at the quoted market value on the date of grant.

         In fiscal year 1999, the Company adopted the 1999 Non-discretionary Stock Option Plan (the "1999 Plan"), pursuant to which options to purchase up to 300,000 shares of Common Stock could be granted to non-employee directors of the Company. Options to purchase 10,000 shares will be granted to any person becoming a director who is not employed by the Company or any of its subsidiaries. In addition, each non-employee director will receive options to purchase 10,000 shares annually commencing February 1, 2000 and ending February 1, 2004. Options are granted at the quoted market value on the date of grant. The options granted under the 1999 Plan are immediately exercisable and must be exercised within five years from the date of grant. If any option grant expires or terminates, all shares which were not exercised under the option grant will become available for additional awards under the 1999 Plan. At April 30, 2001, the Company had 50,000 options outstanding to purchase common stock at prices ranging from $.69 to $1.88 per share, with expirations occurring through January of 2006. All options granted under the 1999 Plan were issued to non-employee directors at the quoted market value on the date of grant.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(11)     BENEFIT PLANS (CONTINUED)

         The following is a summary of the status of options granted under the above plans:


(In thousands, except for      Number         Aggregate      Weighted Average
share information)            of Shares     Exercise Price    Exercise Price
-------------------------    -----------    --------------   ----------------

Balances, April 30, 1999         510,750      $   717,275      $      1.40
Granted                          435,460          735,806             1.69
Expired                         (118,367)        (204,065)            1.72
                             -----------      -----------
Balances, April 30, 2000         827,843      $ 1,249,016             1.51
Granted                          358,750          422,035             1.17
Expired                         (148,834)        (239,014)            1.61
Exercised                        (50,499)         (50,565)            1.00
                             -----------      -----------
Balances, April 30, 2001         987,260      $ 1,381,472             1.40
                             ===========      ===========

         The weighted average exercise price of options granted during fiscal years 2001 and 2000 was $ 1.17 and $1.69 per share, respectively. All options were granted at quoted market values for periods presented. The weighted fair value of the options granted were $1.01 for the year ended April 30, 2001.

         Options outstanding at April 30, 2001 will expire as follows:


                                 Weighted
                    Number        Average
Fiscal Years      of Shares    Exercise Price
------------     ----------    --------------
     2002            135,000        1.33
     2004            209,250        1.35
     2005            323,510        1.76
     2006            319,500        1.10

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(11)     BENEFIT PLANS (CONTINUED)

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

         (In thousands, except for share
         information)
                                                      2001               2000
                                                   ------------      ------------
         Net loss applicable to common stock -
             as reported                           $     (1,923)     $     (2,806)
         Net loss applicable to common stock -
             pro forma                                   (2,146)           (2,958)
         Loss per common share -
              as reported                                  (.20)             (.39)
         Loss per common share -
              pro forma                                    (.22)             (.42)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    2001              2000
                                 -----------      -----------
         Risk-fee interest                 6%             5.5%
         Expected life               3 years          3 years
         Expected volatility             175%       98% - 104%
         Expected dividend       $         0      $         0

         The following table summarizes the stock options outstanding at April 30, 2001:


                                       Options Outstanding                        Options Exercisable
                                  -------------------------------        -----------------------------------
              Range of              Number       Weighted Average             Number        Weighted Average
           Exercise Prices        Outstanding     Exercise Price            Exercisable      Exercise Price
         ------------------       -----------  ------------------        --------------  -------------------
           $  0.97 - 1.00            187,100        $   0.84                    103,198      $     0.93
              1.01 - 1.30            406,110            1.16                    230,255            1.22
              1.31 - 1.50            226,550            1.46                    175,594            1.48
              1.51 - 4.00            167,500            2.53                     68,996            2.42
                                 -----------                                -----------
           $  0.97 - 4.00            987,260        $   1.40                    578,043      $     1.39
                                 ===========                                ===========

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)     BENEFIT PLANS (CONTINUED)

         401(k) PLAN

         On August 1, 1985, the Company established an Employees' Savings Plan
         (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of eighteen. The Company may make matching contributions of up to 50% of the participant's contribution, made via salary reduction arrangements, as described in the ESP. In addition, the Company may also make an annual contribution from its profits. The Company made no contributions to the ESP in fiscal 2001 or 2000.

(12)     INCOME TAXES

         There was no income tax expense attributable to income from operations for the years ended April 30, 2001 and 2000 due to losses incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 2001 and 2000 are as follows:


(In Thousands)                          2001                  2000
--------------                       ------------      ------------
Net operating loss carryforwards     $      3,771      $      3,311
Allowance for doubtful accounts                89                87
Allowance for obsolete inventory                8                --
Amortization of goodwill                   (1,043)             (253)
Other, net                                     23               (13)
                                     ------------      ------------

     Total gross deferred taxes             2,848             3,132
     Valuation allowance                   (2,848)           (3,132)
                                     ------------      ------------

     Net deferred taxes              $          0      $          0
                                     ============      ============

         The valuation allowance decreased by approximately $284,000 in fiscal year 2001 and increased by approximately $1,500,000 in fiscal 2000.

         In accordance with the provisions of Internal Revenue Code Section 382, based upon the Company's change in control resulting from the issuance of equity securities, utilization of the Company's net operating loss carryforwards is estimated to be limited. At April 30, 2001 the Company had aggregate net operating loss carryforwards of approximately $10,109,000 for income tax purposes, which expire in varying amounts from 2005 through 2015. Generally, these operating losses are available to offset future federal and state taxable income. The Company, as of April 30, 2001, has a valuation allowance for its entire net operating loss as it cannot determine if it is more likely than not that it will be utilized.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(12)     INCOME TAXES (CONTINUED)

         Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:


                                                    For the Years Ended April 30,
                                                    -----------------------------
(In Thousands)                                        2001               2000
--------------                                     ------------      ------------
Total expense (benefit) computed by applying
the U.S. statutory rate                            $       (640)     $       (516)
State income taxes, net of Federal tax benefit              (58)              (62)
Effect of valuation allowance                                --             1,623
                                                   ------------      ------------

                                                   $       (698)     $      1,045
                                                   ============      ============


(13)     CERTAIN RISKS AND CONCENTRATIONS

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

(14)     SUBSEQUENT EVENTS

         MERGER

         In June 2001 Active Link entered into an agreement for a merger with Mobility Concepts, Inc. ("Mobility"). Mobility provides mobile computing solutions to Fortune 500 companies nationally. Mobility's products and services include solution design, project management, hardware, installation and support. Mobility has its headquarters in Naperville, Illinois and sales offices nationally.

         Under the merger agreement, a newly created subsidiary of Active Link will merge into Mobility and Mobility will become a wholly-owned subsidiary of Active Link. Completion of the merger is subject to several conditions, including completion of audited financial statements of Mobility and the availability of additional financing of $1,000,000. An institutional investor has provided the Company with a proposal for the financing and is conducting its due diligence review. The Company hopes to complete the merger in August 2001.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(14)     SUBSEQUENT EVENTS (CONTINUED)

         ACCOUNTS PAYABLE RESTRUCTURING

         In July 2001, in conjunction with the termination of the franchise program the Company negotiated a restructuring of existing amounts payable into a long-term note. The vendor will forgive $300,000 of the amounts payable, the Company will pay $20,000 per month with no interest for the first twelve (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. In addition, the Company will accelerate the payment of the note, if in the future, the Company receives cash for any sale of existing business units.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: August 13, 2001

                                          ACTIVE LINK COMMUNICATIONS, INC.
                                            (a Colorado Corporation)


                                          By: /s/  James M. Ciccarelli
                                              ----------------------------------
                                              James M. Ciccarelli, Chief
                                              Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 13, 2001                    By:  /s/  Lionel Brown
                                               ---------------------------------
                                               Lionel Brown, President and
                                               Director


Dated: August 13, 2001                    By:  /s/  David E. Welch
                                               ---------------------------------
                                               David E. Welch, Vice President,
                                               Secretary, Treasurer and Chief
                                               Financial Officer


Dated: August 13, 2001                    By:  /s/  Samuel D. Addoms
                                               ---------------------------------
                                               Samuel D. Addoms, Director


Dated: August 13, 2001                    By:  /s/  John Jenkins
                                               ---------------------------------
                                               John Jenkins, Director


Dated: August 13, 2001                    By:  /s/  James M. Ciccarelli
                                               ---------------------------------
                                               James M. Ciccarelli, Chief
                                               Executive Officer, Chairman of
                                               the Board of Directors and
                                               Director

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

            (b)   Merger Agreement dated April 26, 1999 by and among Donaldson &
                  Associates, Inc. and IAC Acquisition Corporation. (1)

            (c)   Merger Agreement dated September 30, 1999 by and among
                  CommWorld Acquisition Corporation, Willpower, Inc. D/B/A/ RMS
                  Communications, and Pierre Miossec. (1)

            (d)   Asset Purchase Agreement dated October 29, 1999 between
                  Communications World International, Inc., West-Tech
                  Communications Corp. and Dave Clappisi. (1)

            (e)   Asset Purchase Agreement dated March 16, 2000 between
                  CommWorld Acquisition Corporation and Allstar Systems, Inc.
                  filed as Exhibit 2.1 to the Form 8-K dated March 16, 2000 is incorporated herein by this reference.

            (f)   Merger Agreement dated September 30, 2000 by and among IAC
                  Acquisition Corporation, Communications World International,
                  Inc., Application Consultants, Inc., Timothy L. McClung,
                  Darren L. Schaefer, Warren Shawn Kissman, Timothy L. Woods and
                  Dennis J. Johanningmeier filed as Exhibit 2.1 to the Form 8-K dated October 4, 2000 is incorporated herein by reference.

            (g)   Agreement dated June 1, 2001 by and among Active Link
                  Communications, Inc., ALCI Acquisition Corp., Mobility
                  Concepts, Inc., Timothy Ells, and James Ciccarelli.

       3. Articles of Incorporation and Bylaws.

            (a) Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

            (b)   Amended and restated bylaws.

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

            (e)   Articles of Amendment to the Articles of Incorporation dated
                  March 23, 1999. (1)

            (f)   Articles of Amendment to the Articles of Incorporation dated
                  November 8, 2000.


      10. Material Contracts

            (a)   Current Form of Franchise Agreement. (1)

            (b) Non-Discretionary Stock Option Plan filed as Exhibit 10(h) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.


            (c) Telecommunications Master Dealer Agreement between Registrant and Toshiba America Information Systems, Inc., dated April 1,
                  1998 filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (d)   Amended and Restated 1997 Stock Option Plan filed as Exhibit
                  10(k) to the Report on From 10-KSB for the year ended April
                  30, 1998 is incorporated herein by this reference.

            (e) Agreement between Registrant and M.H. Meyerson and Co., Inc., dated May 20, 1997 filed as Exhibit 10(n) to the Report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

            (f)   1998 Stock Incentive Plan. (1)

            (g)   1999 Non-discretionary stock option plan. (1)

            (h) General Credit and Security Agreement dated January 29, 2000 with SPECTRUM Commercial Services filed as Exhibit 10 to the Report on Form 10-QSB for the quarterly period ended January
                  31, 2000 is incorporated herein by this reference.

            (i)   Consulting agreement between Registrant and TKO International,
                  Inc. dated June 5, 2000 filed as Exhibit 10 to the Report on
                  Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

            (j)   Consulting agreement between Registrant and Bathgate McColley
                  Capital Group LLC, dated January 3, 2000 filed as Exhibit 10 to the Report on Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

            (k)   Settlement Agreement and Release of Claims effective July 30,
                  2001, between Registrant and Toshiba American Information
                  Systems, Inc. and Promissory Note dated July 30, 2001, in the amount of $807,536.07.


      (1) Filed as an exhibit to the Report on Form 10-SB, as amended and incorporated herein by this reference.