Form 10QSB
period 2001-07-31
ACTIVE LINK COMMUNICATIONS INC
filed 2001-09-14
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                 -----------------------------------------------

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: JULY 31, 2001

[ ]  Transition period under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from          to          .
                                            --------    ---------

Commission file No. 0-30220

                 -----------------------------------------------


                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)


                              Colorado                                                 84-0917382
     --------------------------------------------------------------       ---------------------------------------
     (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

       7388 S. Revere Parkway, Suite 1000, Englewood,  Colorado                             80112
       --------------------------------------------------------           ---------------------------------------
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

As of August 31, 2001, the issuer had 10,366,167 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

ASSETS
Current assets:
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $221                                                      $  2,407
   Costs and estimated earnings in excess of billings on uncompleted contracts           1,794
   Inventory                                                                             1,508
   Prepaid expenses                                                                        390
                                                                                      --------
       Total current assets                                                              6,099

Property and equipment, net                                                                462
Deposits and other assets                                                                  195
Intangible assets, net                                                                   1,795
                                                                                      --------
                                                                                      $  8,551
                                                                                      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Checks issued in excess of funds on deposit                                       $    155
    Trade accounts payable                                                               3,795
    Revolving line of credit                                                             1,781
    Current portion of notes payable                                                       484
    Current portion of capital lease obligations                                            44
    Billings in excess of costs and estimated earnings on uncompleted contracts            127
    Accrued expenses                                                                     1,560
                                                                                      --------
       Total current liabilities                                                         7,946

Capital lease obligations                                                                   45
Accrued Interest                                                                           202
Notes payable (including $463 due to related parties)                                    3,127
                                                                                      --------
       Total liabilities                                                                11,320
                                                                                      --------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                                            --
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 10,366,167                                        11,557
   Additional paid-in capital                                                            1,192
   Accumulated deficit                                                                 (15,518)
                                                                                      --------
        Total stockholders' deficit                                                     (2,769)
                                                                                      --------

                                                                                      $  8,551
                                                                                      ========


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                           For the Three Months Ended July 31,
                                                           -----------------------------------
                                                                  2001            2000
                                                              ------------    ------------
Revenue:
   Direct equipment sales and service                         $      4,727    $      3,535
   Other revenue                                                        10              16
                                                              ------------    ------------
                                                                     4,737           3,551
                                                              ------------    ------------

Costs and expenses:
    Cost of direct equipment sales and service                       3,499           2,534
    Selling                                                            503             376
    General and administrative                                         869             758
    Depreciation and amortization                                      132              83
    Interest expense                                                   192             189
    Permanent impairment of goodwill                                 3,500              --
                                                              ------------    ------------

                                                                     8,695           3,940
                                                              ------------    ------------

Loss from continuing operations before income taxes                 (3,958)           (389)
Income tax benefit                                                      93               8
                                                              ------------    ------------
Loss from continuing operations                                     (3,865)           (381)

Discontinued operations
    Income from discontinued operations, net of income
    tax expense of $5 in 2001 and $8 in 2000                            30              44
                                                              ------------    ------------

Loss before extraordinary item                                      (3,835)           (337)

Extraordinary item - gain on restructuring of an
    account, payable net of income tax expense of $88                  165              --
                                                              ------------    ------------

     Net (loss)                                               $     (3,670)   $       (337)
                                                              ============    ============

Loss per common share:
     Basic and Diluted
          Loss from continuing operations                     $       (.37)   $       (.05)
          Income from discontinued operations                           --             .01
          Extraordinary item                                           .02              --
                                                              ------------    ------------
          Net loss                                            $       (.35)   $       (.04)
                                                              ============    ============

Weighted average number of shares outstanding:
     Basic and Diluted                                          10,380,297       8,354,957
                                                              ============    ============

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------


                                                                              2001        2000
                                                                            --------    --------
Cash flows from operating activities:
   Loss from continuing operations                                          $ (3,700)   $   (381)
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                          132          83
          Amortization of debt discount and debt issuance costs                   53          66
          Provision for losses on accounts and notes receivable                   18          21
          Loss on impairment of goodwill                                       3,500          --
          Gain on restructuring of accounts payable                             (254)         --
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                              (294)       (115)
               Inventories                                                      (105)        143
               Deposits and other assets                                        (276)         46
               Trade accounts payable and accrued expenses                       702        (381)
               Costs and estimated earnings in excess of billings on
                     uncompleted contracts                                      (569)         --
               Billings in excess of costs and estimated earnings on
                    uncompleted contracts                                         71          --
                                                                            --------    --------
               Net cash used by continuing operations                           (722)       (518)
                                                                            --------    --------

Income from discontinued operations
     Income from discontinued operations                                          30          44
     Changes in assets and liabilities                                           189          20
                                                                            --------    --------
              Net cash provided by discontinued operations                       219          64
                                                                            --------    --------

Net cash used in total operating activities                                     (503)       (454)

Cash flows from investing activities:
    Capital expenditures                                                          (7)        (20)
    Proceeds from sale of assets                                                  10          --
                                                                            --------    --------
               Net cash used by investing activities                              (3)        (20)
                                                                            --------    --------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                                229         546
    Exercise warrants                                                             --          84
    Repayment of notes and contract payable                                      (20)       (140)
    Repayment of capital lease obligations                                       (12)         (7)
                                                                            --------    --------
               Net cash provided by financing activities                         197         483
                                                                            --------    --------

Net increase (decrease) in cash                                                 (303)          9

Cash at beginning of the period                                                  148          44
                                                                            --------    --------

Cash at end of the period                                                   $   (155)   $     53
                                                                            ========    ========

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                               2001       2000
                                                              ------     -------
Supplemental disclosures of cash flow information:
        Interest paid                                         $   71     $    57







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

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto, at April 30, 2001 and for the two years then ended included in the Company's report on Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.


(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the three months ended July 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from continuing operations and before extraordinary gain of $3,865,000 for the three months ended July 31, 2001 and has a working capital deficit of $1,847,000 as of July 31, 2001. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral at July 31, 2001. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. Furthermore, the Company's major vendor has notified the Company it will only sell to the Company on a cash basis.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         To address its cash flow concerns, the Company sold convertible notes and restricted common stock during fiscal 2001. These proceeds were used to fund operations of the Company. In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. The Company currently has a definitive merger agreement with an entity in the Chicago, Illinois area that is contingent upon certain events occurring, including the Company raising $1,000,000 in debt/equity financing. Management believes that the merger should increase revenues and cash flows in the future. Management expects that if the merger is successful that the Company will exit its existing telecom business. If the merger is ultimately unsuccessful, management of the Company believes additional curtailment in existing operations will be necessary, including the sale of one or more of its divisions, to fund the operations of the Company during fiscal 2002. As a result of management's plans described above, the Company recorded a $3,500,000 impairment of its goodwill during the quarter ended July 31, 2001. Additional impairment of goodwill may be necessary in the future depending on the final outcome of management's plans to sell or curtail the Company's operations.

         Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive, complete the merger discussed above or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(3)      BUSINESS DISPOSITION

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


(4)      ACCOUNTS PAYABLE RESTRUCTURING

         In July 2001, in conjunction with the termination of the franchise program the Company negotiated a restructuring of existing amounts payable into a long-term note. The vendor, TAIS, will forgive $300,000 of the amounts payable, the Company will pay $20,000 per month with no interest for the first twelve (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. In addition, the Company will accelerate the payment of the note, if in the future, the Company receives cash for any sale of existing business units. The Company recognized a $253,000 gain on debt restructure, which represents the difference between the payable to vendor before restructure and the future principal and interest payments on the restructured payable.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements herein, other than historical fact, may be deemed forward-looking. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements, include, among others, the ability to obtain additional financing, which is not assured; price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and suppliers' ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; the Company's ability to attract acquisition candidates and to successfully integrate acquisitions into the Company's business; interest rate fluctuations and other general economic conditions, as discussed in the Company's report on Form 10-KSB for the year ended April 30, 2001. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.


Results of Operations

For the three month period ended July 31, 2001, Active Link Communications, Inc. ("Active Link" or the "Company") reported net losses of $3,670,000 as compared to a net loss of $337,000 for the comparable period ended July 31, 2000. The net loss for July 31, 2001 includes a loss of $3,500,000 for the impairment of goodwill and a $253,000 gain on the restructuring of accounts payable. Total revenue for the quarter ended July 31, 2001 was $4,737,000 compared to total revenue of $3,551,000 for the quarter ended July 31, 2000.

The increase in revenue from direct equipment sales and service was $1,192,000 for the three month period ended July 31, 2001, compared to the same time period from the prior year. The gross margin percentage on direct equipment sales and service declined approximately 2% from 28% for the three months ended July 31, 2000 to 26% for the three months ended July 31, 2001. The increase in sales is a result of an increase in large PBX switch installations in the Dallas and Houston markets of approximately $603,000 and an increase in cable installation in the Denver market as a result of the acquisition of Applications Consultants, Inc. ("APCON") in October 2000 of approximately $808,000. The decrease in gross margin reflects an increase in product costs as a result of the Company's poor cash position. The Company is not able to purchase product at the most advantageous price.

The increase in selling expenses was $127,000 for the three month periods ended July 31, 2001, compared to the same time period from the prior year. This increase was due to increased commissions on higher sales volume and a larger sales force in Company operations.

The increase in general and administrative expenses was $111,000 for the three month period ended July 31, 2001, compared to the same time period from the prior year. This increase is due primarily to the acquisition of APCON. General and administrative expenses were 18% of total revenue for the three months ended July 31, 2001 as compared to 21% of revenue for the three months ended July 31, 2000.

Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the three months ended July 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit decreased by $662,000 from $2,509,000 as of April 30, 2001 to $1,847,000 as of July 31, 2001. The entire decrease is the result of a restructuring of accounts payable of approximately $1,107,000. Active Link's operations have historically been adversely affected by a lack of working capital. Active Link uses a line of credit from a finance company, which is limited to the extent of available collateral. Active Link's line of credit is fully utilized to the extent of available collateral at July 31, 2001. The lack of available funding impedes Active Link's ability to fund additional equipment purchases and to expand its business operations. Active Link periodically seeks additional capital, but has no firm commitments from any source and there can be no assurance Active Link will be able to fulfill its capital needs in the future. Moreover, due to Active Link's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

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

In January 2000, Active Link entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits Active Link to borrow up to $2,000,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. In October 2000 the revolving line of credit was increased to $2,850,000 subject to the original collateral limitations. The revolving line of credit is collateralized by substantially all of the assets of Active Link. At July 31, 2001, $1,781,000 was outstanding under the line of credit.

As a result of the acquisition of APCON in October 2000 and an increase in large telephone installation projects by the Company's Texas operations, the Company has experienced an increase in receivables, for project work that is still in process, that cannot be used as collateral for the Company's line of credit and an increase in project costs for which cash deposits have not been received. Receivables which cannot be used as collateral were $105,000 at July 31, 2001, and costs and estimated earnings in excess of billings for contracts in process at July 31, 2001 was $1,794,000.

In June 2001 Active Link entered into an agreement for a merger with Mobility Concepts, Inc. ("Mobility"). Mobility provides mobile computing solutions to Fortune 500 companies nationally. Mobility's products and services include solution design, project management, hardware, installation and support. Mobility has its headquarters in Naperville, Illinois and sales offices nationally. The Company believes that the merger with Mobility will provide new avenues of growth for the combined companies and improve the Company's ability to raise additional working capital. Completion of the merger is subject to several conditions, including completion of audited financial statements of Mobility and the availability of additional financing of $1,000,000. An institutional investor has provided the Company with a proposal for the financing and is conducting its due diligence review. The Company hopes to complete the merger in September 2001. Management expects that if the merger is successful that the Company will exit its existing telecom business.

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

In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive, complete the merger discussed above or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      REPORTS ON FORM 8-K

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ACTIVE LINK COMMUNICATIONS, INC.
                                    -----------------------------------
                                        (Registrant)




Date:  September 14, 2001           /s/ James M. Ciccarelli
      -------------------           --------------------------------------------
                                    James M. Ciccarelli, Chief Executive Officer



Date:  September 14, 2001           /s/ David E. Welch
       ----------------------       --------------------------------------------
                                    David E. Welch, Chief Financial Officer