Form 10QSB
period 2001-10-31
ACTIVE LINK COMMUNICATIONS INC
filed 2001-12-17
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                 -----------------------------------------------

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended: OCTOBER 31, 2001

         [ ]  Transition period under Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the transition period from      to      .
                                                                  -----   -----

         Commission file No. 0-30220

                 -----------------------------------------------


                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)


                          Colorado                                           84-0917382
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

7388 S. Revere Parkway, Suite 1000, Englewood, Colorado                        80112
-------------------------------------------------------         ------------------------------------
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

As of November 30, 2001, the issuer had 20,325,818 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

ASSETS
Current assets:
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $343                                                      $    987
   Costs and estimated earnings in excess of billings on uncompleted contracts             747
   Inventory                                                                             1,002
   Prepaid expenses                                                                        120
                                                                                      --------
       Total current assets                                                              2,856

Property and equipment, net                                                                299
Deposits and other assets                                                                  191
Intangible assets, net                                                                   1,345
                                                                                      --------

                                                                                      $  4,691
                                                                                      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Checks issued in excess of funds on deposit                                       $     40
    Trade accounts payable                                                               3,147
    Revolving line of credit and other short term borrowings                               580
    Current portion of notes payable                                                     2,877
    Accrued interest payable                                                               237
    Current portion of capital lease obligations                                             7
    Accrued expenses and deposits                                                        1,417
                                                                                      --------
       Total current liabilities                                                         8,305

Capital lease obligations                                                                   41
Notes payable (including $46 due to related parties)                                       580
                                                                                      --------
       Total liabilities                                                                 8,926
                                                                                      --------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                                            --
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 10,366,167                                        11,557
   Additional paid-in capital                                                            1,192
   Accumulated deficit                                                                 (16,984)
                                                                                      --------
        Total stockholders' deficit                                                     (4,235)
                                                                                      --------

                                                                                      $  4,691
                                                                                      ========



See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                    For the Three Months Ended October 31,
                                                                    --------------------------------------
                                                                        2001                      2000
                                                                    ------------              ------------
Revenue:
   Direct equipment sales and service                               $      2,115              $      3,438
   Other revenue                                                               4                        21
                                                                    ------------              ------------
                                                                           2,119                     3,459
                                                                    ------------              ------------

Costs and expenses:
    Cost of direct equipment sales and service                             2,050                     2,527
    Selling                                                                  384                       407
    General and administrative                                               821                       954
    Depreciation and amortization                                            129                        96
    Interest expense                                                         194                       200
                                                                    ------------              ------------

                                                                           3,578                     4,184
                                                                    ------------              ------------

Loss from continuing operations before income taxes                       (1,459)                     (725)

Income tax benefit (expense)                                                  (1)                       15
                                                                    ------------              ------------

Loss from continuing operations                                           (1,460)                     (710)

Discontinued operations
    Income (loss)from discontinued operations, net of
    income tax expense of $1 in 2001 and $15 in 2000                          (6)                       83
                                                                    ------------              ------------

     Net (loss)                                                     $     (1,466)             $       (627)
                                                                    ============              ============

Loss per common share:
     Basic and Diluted
          Loss from continuing operations                           $       (.14)             $       (.08)
          Income from discontinued operations                                 --                       .01
                                                                    ------------              ------------

          Net loss                                                  $       (.14)             $       (.07)
                                                                    ============              ============

Weighted average number of shares outstanding:
     Basic and Diluted                                                10,366,167                 9,258,617
                                                                    ============              ============


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                                       For the Six Months Ended October 31,
                                                                       -------------------------------------
                                                                           2001                     2000
                                                                       ------------             ------------
Revenue:
   Direct equipment sales and service                                  $      6,842             $      6,973
   Other revenue                                                                 14                       41
                                                                       ------------             ------------
                                                                              6,856                    7,014
                                                                       ------------             ------------

Costs and expenses:
    Cost of direct equipment sales and service                                5,549                    5,061
    Selling                                                                     886                      783
    General and administrative                                                1,690                    1,754
    Depreciation and amortization                                               261                      179
    Interest expense                                                            386                      389
    Permanent impairment of goodwill                                          3,500                       --
                                                                       ------------             ------------

                                                                             12,272                    8,166
                                                                       ------------             ------------

Loss from continuing operations before income taxes                          (5,416)                  (1,152)

Income tax benefit                                                               92                       29
                                                                       ------------             ------------

Loss from continuing operations                                              (5,324)                  (1,123)

Discontinued operations
    Income from discontinued operations, net of income
    tax expense of $4 in 2001 and $29 in 2000                                    23                      159
                                                                       ------------             ------------

Loss before extraordinary item                                               (5,301)                    (964)

Extraordinary item - gain on restructuring of an
    account, payable net of income tax expense of $88                           165                       --
                                                                       ------------             ------------

     Net (loss)                                                        $     (5,136)            $       (964)
                                                                       ============             ============

Loss per common share:
     Basic and Diluted
          Loss from continuing operations                              $       (.52)            $       (.13)
          Income from discontinued operations                                    --                      .02
          Extraordinary item                                                    .02                       --
                                                                       ------------             ------------

          Net loss                                                     $       (.50)            $       (.11)
                                                                       ============             ============

Weighted average number of shares outstanding:
     Basic and Diluted                                                   10,373,232                8,806,325
                                                                       ============             ============


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                                                2001          2000
                                                                              --------      --------
Cash flows from operating activities:
   Loss from continuing operations and extraordinary gain                     $ (5,159)     $ (1,123)
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                            261           179
          Amortization of debt discount and debt issuance costs                    107           132
          Provision for losses on accounts and notes receivable                     42            51
          Loss on impairment of goodwill                                         3,500            --
          Gain on restructuring of accounts payable                               (254)           --
          Changes in operating assets and liabilities:
               Trade accounts                                                      941           497
               Inventories                                                         239            26
               Deposits and other assets                                            64           166
               Checks issued in excess of funds on deposit                          40            --
               Trade accounts payable and accrued expenses                         (54)         (890)
               Costs and estimated earnings in excess of billings on
                     uncompleted contracts                                         478            --
               Billings in excess of costs and estimated earnings on
                     uncompleted contracts                                         (56)           --
                                                                              --------      --------
               Net cash provided (used) by continuing operations                   149          (962)
                                                                              --------      --------

Income from discontinued operations
     Income from discontinued operations                                            23           159
     Changes in assets and liabilities                                             303          (210)
                                                                              --------      --------
              Net cash provided by discontinued operations                         326           (51)
                                                                              --------      --------

Net cash provided (used) by total operating activities                             475        (1,013)

Cash flows from investing activities:
    Cash acquired from acquisition                                                  --           108
    Capital expenditures                                                            --           (67)
    Proceeds from sale of assets                                                   298            --
                                                                              --------      --------
               Net cash used by investing activities                               298            41
                                                                              --------      --------



See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------


Cash flows from financing activities:
    Net borrowings (repayment) under line-of-credit agreement            (1,172)          510
    Borrowings under short term credit arrangements                         389
    Sale of common stock                                                     --           258
    Exercise warrants and options                                            --           179
    Issuance of convertible debt                                             --           375
    Repayment of notes and contract payable                                (114)         (202)
    Repayment of capital lease obligations                                  (24)          (31)
                                                                       --------      --------
               Net cash provided by financing activities                   (921)        1,089
                                                                       --------      --------

Net increase (decrease) in cash                                            (148)          117

Cash at beginning of the period                                             148            44
                                                                       --------      --------

Cash at end of the period                                              $      0      $    161
                                                                       ========      ========


Supplemental disclosures of cash flow information:
        Interest paid                                                  $    134      $    203

  Non-cash investing activities:
        Capital acquisitions financed by leases                              --            87
        Business acquisition financed by issuance of
             common stock                                                    --         2,625

  Non-cash financing activities:
        Conversion of note payable to common stock                           --            53
        Conversion of preferred stock to common stock                        --            10


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


(2)       GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the six months ended October 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from continuing operations and before extraordinary gain of $5,324,000 for the six months ended July 31, 2001 and has a working capital deficit of $5,449,000 as of October 31, 2001. The working capital deficit includes Subordinated Convertible Notes and accrued interest of approximately $2,566,000 due September 30, 2002, which is convertible into the Company's common stock at $.80 per common share. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses a line of credit from a lending institution, which is limited to the extent of available collateral. The Company's line of credit is fully utilized to the extent of available collateral at October 31, 2001. The lack of available funding impedes the Company's ability to fund additional equipment purchases and to expand its business operations. Furthermore, the Company's major vendor of telecom equipment has notified the Company it will only sell to the Company on a cash basis.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         To address its cash flow concerns, the Company sold convertible notes and restricted common stock during fiscal 2001. These proceeds were used to fund operations of the Company. In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. The Company merged with Mobility Concepts, Inc. ("Mobility") of Naperville, Illinois on November 8, 2001. Management believes that the merger should increase revenues and cash flows in the future. The Company is currently attempting to sell all existing telecom operations, such that the operations of Mobility will be the only remaining operations of the Company. As a result of management's plans described above, the Company recorded a $3,500,000 impairment of its goodwill during the quarter ended July 31, 2001. Additional impairment of goodwill may be necessary in the future depending on the final outcome of management's plans to sell or curtail the Company's operations.

         Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, sell its telecom operations on terms advantageous to the Company or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(3)      BUSINESS DISPOSITIONS

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

         On October 12, 2001, the Company sold certain assets related to its Denver voice, inside cabling and national account operations to Carrier Solutions, LLC for approximately $200,000 in cash, a $100,000 note receivable, which was subsequently collected and the assumption of approximately $300,000 in liabilities. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with the assets sold.


(4)      ACCOUNTS PAYABLE RESTRUCTURING

         In July 2001, in conjunction with the termination of the franchise program, the Company negotiated a restructuring of existing amounts payable into a long-term note with TAIS, the primary vendor for the Company's former franchise business. The vendor, TAIS has agreed to forgive $300,000 of the amounts payable and the Company has agreed to pay $20,000 per month with no interest for the first twelve (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. In addition, the Company will accelerate the payment of the note, if in the future, the Company receives cash for any sale of existing business units. The Company recognized a $253,000 gain on debt restructure, which represents the difference between the payable to vendor before restructure and the future principal and interest payments on the restructured payable.

(5)      BORROWINGS

         The Company entered into a short term borrowing agreement with its bank. The bank has provided the Company with a $200,000 line of credit. The line of credit has been personally guaranteed by the Chairman of the Company's Board of Directors and two of the Company's stockholders. The line of credit was fully utilized at October 31, 2001.

         Prior to the completion of the merger, Mobility Concepts advanced the Company $200,000 of which $11,000 has been repaid.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------


(6)      SUBSEQUENT EVENT

On November 8, 2001, the Company completed a business combination with Mobility Concepts, Inc. ("Mobility"). The business combination was effected by merger of a subsidiary of the Company (ALCI Acquisition Corp. which was created for this transaction) into Mobility. As a result of the merger, Mobility has become a wholly-owned subsidiary of the Company. The Company issued to Timothy Ells (who was formerly the sole shareholder of Mobility) 9,959,651 shares of its restricted common stock (constituting 49% of the common stock of the Company upon completion of the merger), and a contingent issuance to maintain his 49% stock ownership if the Company issues up to $1,000,000 in additional Active Link securities for cash during the period from the Closing Date through March 31, 2002. On the closing date of this transaction, the Company's common stock traded at $1.01 per share. Mobility will exercise control of the Board of Directors and management of the combined entities. The Company is currently attempting to sell or dispose of its existing Telecom operations. For accounting purposes, the merger will be accounted for as a reverse merger and a recapitalization of Mobility, with no additional goodwill or other intangibles being recorded. The net assets of the Company were previously written down to their estimated realizable value. However, the ultimate sales of these operations will likely result in a different amount than previously estimated. Such difference will be recorded as a gain or loss on the sale/disposal of these operations. Costs of the transaction will be expensed. For legal purposes, however, the Company will remain the surviving entity.

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


Results of Operations

For the three month and six month periods ended October 31, 2001, Active Link Communications, Inc. ("Active Link" or the "Company") reported net losses of $1,466,000 and $5,136,000 respectively, as compared to a net losses of $627,000 and 964,000 for the comparable periods ended October 31, 2000. The net loss for the six months ended October 31, 2001 includes a loss of $3,500,000 for the impairment of goodwill and a $253,000 gain on the restructuring of accounts payable. Total revenue for the quarter ended October 31, 2001 was $2,119,000 compared to total revenue of $3,459,000 for the quarter ended October 31, 2000. For the six month period ended October 31, 2001, total revenue was $6,856,000 compared to total revenue of $7,014,000 for the six month period ended October 31, 2000.

The decrease in revenue from direct equipment sales and service was $1,323,000 and $131,000 for the three month and six month periods ended October 31, 2001, respectively, compared to the same time periods from the prior year. The gross margin percentage on direct equipment sales and service declined approximately 23% from 26% for the three months ended October 31, 2000 to 3% for the three months ended October 31, 2001. The gross margin percentage on direct equipment sales and service declined approximately 8% from 27% for the six months ended October 31, 2000 to 19% for the six months ended October 31, 2001. The decrease in sales is a result of the sale of the Company's Denver voice, inside cabling and national account operations in October 2001 and a reduction of sales activity in the remaining operation due to the Company's inability to purchase product under normal credit terms. The decrease in gross margin reflects the impact of the sale of a portion of the Company's operations and an increase in product costs as a result of the Company's poor cash position. The Company is not able to purchase product at the most advantageous price.

The increase in selling expenses was $103,000 for the six month period ended October 31, 2001, compared to the same time period from the prior year. This increase was due to increased commissions on higher sales volume and a larger sales force in Company operations during the first quarter of fiscal 2002.

The decrease in general and administrative expenses was $133,000 and $64,000 for the three month and six month periods ended October 31, 2001, respectively, compared to the same time periods from the prior year. This decrease was due to managements efforts to reduce operating costs and the sale of certain of the Company's operations.


Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the six months ended October 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $2,940,000 from $2,509,000 as of April 30, 2001 to $5,449,000 as of October 31, 2001. The
increase in the working capital deficit was caused by the reclassification of subordinated convertible notes plus accrued interest from long term to short term (approximately $2,566,000 of the increase), offset by restructuring of accounts payable of approximately $1,107,000, with the remaining increase of approximately $1,481,000 the result of operating losses. Active Link's operations have historically been adversely affected by a lack of working capital. Active Link uses a line of credit from a finance company, which is limited to the extent of available collateral. Active Link's line of credit is fully utilized to the extent of available collateral at October 31, 2001. The lack of available funding impedes Active Link's ability to fund additional equipment purchases and to expand its business operations. Active Link is currently seeking additional capital, but there can be no assurance Active Link will be able to fulfill its capital needs in the future. Moreover, due to Active Link's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

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

In January 2000, Active Link entered into a new revolving line of credit agreement with a finance company. The revolving line of credit permits Active Link to borrow up to $2,000,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. In October 2000 the revolving line of credit was increased to $2,850,000 subject to the original collateral limitations. The revolving line of credit is collateralized by substantially all of the assets of Active Link. At October 31, 2001, $380,000 was outstanding under the line of credit.

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

In January 2001, the Company started making reductions in general and administrative costs that resulted in a reduction of approximately $80,000 of expenses per month by April 30, 2001. However, even with the reduction of expenses, the Company still expects continued losses and cash to be used in operating activities from the Company's current operations during fiscal 2002. Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company merged with Mobility Concepts, Inc. of Naperville, Illinois on November 8, 2001. Management believes that the merger should increase revenues and cash flows in the future. Management expects that with the completion of the merger the Company will exit its existing telecom business.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K

Form 8-K filed on October 22, 2001 reporting, under item 2, the disposition of the Company's Denver Voice, Cable and National Account operations.

Form 8-K filed on November 9, 2001 reporting, under item 5, the issuance of a press release announcing the closing of a merger with Mobility Concepts, Inc.

Form 8-K filed on November 19, 2001 reporting under items 1 and 2, a change in control of the Company and the merger with Mobility Concepts, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ACTIVE LINK COMMUNICATIONS, INC.
                                           -----------------------------------
                                              (Registrant)







Date:  December 14, 2001                      /s/ David E. Welch
       -------------------                   -----------------------------------
                                             David E. Welch, Vice President and
                                             Chief Financial Officer