Form 10QSB
period 2001-12-31
ACTIVE LINK COMMUNICATIONS INC
filed 2002-02-14
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                 -----------------------------------------------

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  DECEMBER 31, 2001

   [ ]  Transition period under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from             to          .
                                                   -----------   ----------


   Commission file No. 0-30220

                 -----------------------------------------------

                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Colorado                                 84-0917382
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

        7388 S. Revere Parkway,
   Suite 1000, Englewood,  Colorado                        80112
----------------------------------------    ------------------------------------
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

As of January 31, 2002, the issuer had 20,362,609 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               DECEMBER 31, 2001
                           (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------


ASSETS
Current assets:
   Cash                                                                              $      360
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $458                                                          2,449
   Costs and estimated earnings in excess of billings on uncompleted contracts              103
   Inventory (including approximately $440 of discontinued operations)                    1,281
   Prepaid expenses                                                                         310
                                                                                     ----------
       Total current assets                                                               4,503

Property and equipment, net                                                                 294
Deposits and other assets                                                                   173
Intangible assets, net (related to discontinued operations)                                 584
                                                                                     ----------
                                                                                     $    5,554
                                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Trade accounts payable                                                           $    5,889
    Revolving lines of credit and other short term borrowings                             1,361
    Current portion of notes payable (including $190 due to a related party)              3,086
    Accrued interest payable                                                                268
    Current portion of capital lease obligations                                              8
    Accrued expenses and deposits                                                         2,274
                                                                                     ----------
       Total current liabilities                                                         12,886

Capital lease obligations                                                                    39
Notes payable (including $200 due to a related party)                                       756
                                                                                     ----------
       Total liabilities                                                                 13,681
                                                                                     ----------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                                             --
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 20,325,818                                             --
   Additional paid-in capital                                                               845
   Excess of liabilities assumed over assets acquired, net                               (4,348)
   Accumulated deficit                                                                   (4,624)
                                                                                     ----------
        Total stockholders' deficit                                                      (8,127)
                                                                                     ----------
                                                                                     $    5,554
                                                                                     ==========


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)


--------------------------------------------------------------------------------


                                                          For the Three Months Ended December 31,
                                                          ---------------------------------------
                                                               2001                     2000
                                                          ---------------         ---------------

Revenue:
   Equipment sales and service                            $         3,617         $         7,796
   Other revenue                                                        1                      --
                                                          ---------------         ---------------
                                                                    3,618                   7,796
                                                          ---------------         ---------------

Costs and expenses:
    Cost of equipment sales and service                             2,852                   6,601
    Selling                                                           291                     236
    General and administrative                                      1,484                     623
    Depreciation and amortization                                      43                      --
    Interest expense                                                  128                      35
    Acquisition costs                                                 337                      --
                                                          ---------------         ---------------
                                                                    5,135                   7,495

Income (loss) from continuing operations                           (1,517)                    301
Loss from discontinued operations                                  (1,353)                     --
                                                          ---------------         ---------------
     Net income (loss)                                    $        (2,870)        $           301
                                                          ===============         ===============

Income (loss) per common share:
     Basic and Diluted
          Income (loss) from continuing operations        $          (.10)        $           .03
          Loss from discontinued operations                          (.08)                     --
                                                          ---------------         ---------------

          Net income loss                                 $          (.18)        $           .03
                                                          ===============         ===============

Weighted average number of shares outstanding:
     Basic and Diluted                                         15,931,465               9,959,651
                                                          ===============         ===============

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------



                                                          For the Nine Months Ended December 31,
                                                          --------------------------------------
                                                               2001                    2000
                                                          ---------------        ---------------
Revenue:
   Equipment sales and service                            $        10,539        $        14,678
   Other revenue                                                       44                      4
                                                          ---------------        ---------------
                                                                   10,583                 14,682
                                                          ---------------        ---------------

Costs and expenses:
    Cost of equipment sales and service                             8,547                 11,989
    Selling                                                           909                    664
    General and administrative                                      2,846                  1,706
    Depreciation and amortization                                      58                     17
    Interest expense                                                  184                     92
    Acquisition costs                                                 337                     --
                                                          ---------------        ---------------

                                                                   12,881                 14,468
                                                          ---------------        ---------------

Income (loss) from continuing operations                           (2,298)                   214

Loss from discontinued operations                                  (1,353)                    --
                                                          ---------------        ---------------

     Net income (loss)                                    $        (3,651)       $           214
                                                          ===============        ===============

Income (loss) per common share:
     Basic and Diluted
          Income (loss) from continuing operations        $          (.19)       $           .02
          Loss from discontinued operations                          (.11)                    --
                                                          ---------------        ---------------

          Net income (loss)                               $          (.30)       $           .02
                                                          ===============        ===============

Weighted average number of shares outstanding:
     Basic and Diluted                                         11,957,494              9,959,651
                                                          ===============        ===============


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------


                                                                         2001            2000
                                                                     ------------    ------------

Cash flows from operating activities:
   Income (loss) from continuing operations                          $     (2,298)   $        214
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                        58              17
          Amortization of debt discount and debt issuance costs               126              --
          Provision for losses on accounts and notes receivable                95              --
          Warrants issued for services                                        194              --
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                          1,333          (3,228)
               Inventories                                                   (101)            364
               Deposits and other assets                                      330              --
               Checks issued in excess of funds on deposit                   (889)             --
               Trade accounts payable and accrued expenses                  1,001           2,472
                                                                     ------------    ------------
               Net cash used by continuing operations                        (151)           (161)
                                                                     ------------    ------------

Loss from discontinued operations
     Loss from discontinued operations                                     (1,353)             --
     Changes in assets and liabilities                                        786              --
                                                                     ------------    ------------
              Net cash used in discontinued operations                       (567)             --
                                                                     ------------    ------------

Net cash used by total operating activities                                  (718)           (161)

Cash flows from investing activities:
    Capital dispositions/(expenditures)                                         6              (1)
    Pre acquisition advances to parent                                       (189)             --
    Proceeds from (advances) to shareholder                                    --            (139)
                                                                     ------------    ------------
               Net cash used by investing activities                         (183)           (140)
                                                                     ------------    ------------



See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)





Cash flows from financing activities:
    Net borrowings (repayment) under line-of-credit agreement             1,170             244
    Proceeds from issuance of convertible debt                              750              --
    Contribution from (distribution) to shareholder                         520             (12)
    Repayment of notes                                                   (1,204)             --
    Repayment of capital lease obligations                                   (1)             --
                                                                   ------------    ------------
               Net cash provided by financing activities                  1,235             232
                                                                   ------------    ------------

Net increase (decrease) in cash                                             334             (69)

Cash at beginning of the period                                              26             196
                                                                   ------------    ------------

Cash at end of the period                                          $        360    $        127
                                                                   ============    ============


Supplemental disclosures of cash flow information:
        Interest paid                                              $        128    $         81

  Non-cash investing activities:
        Business acquisition financed by issuance of
             common stock                                                (4,935)             --



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

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto, at March 31, 2001 and for the two years then ended included in the Company's report on Form 8-K/A filed on January 15, 2002 and at April 30, 2001 as filed in the Company's report on Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.

(2)      ACQUISITION OF MOBILITY CONCEPTS, INC.

         On November 8, 2001, the Company completed a business combination with Mobility Concepts, Inc. ("Mobility"). The Company issued to Timothy Ells (who was formerly the sole shareholder of Mobility) 9,959,651 shares of its restricted common stock (constituting 49% of the common stock of the Company upon completion of the merger), valued at $1.01 per share on the date of closing, and a contingent issuance to maintain his 49% stock ownership if the Company issues up to $1,000,000 in additional Active Link Communications, Inc. securities for cash during the period from the Closing Date through March 31, 2002. The issuance of 49% of the common stock of the Company to Mr. Ells, Mr. Ells right to appoint a majority of the directors of the Company and the continuation of Mobility's management team is deemed to constitute a change of control of Active Link.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(2)      ACQUISITION OF MOBILITY CONCEPTS, INC. (CONTINUED)

         As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Mobility by Active Link has been treated as a reverse acquisition. Mobility is the continuing entity for financial reporting purposes and as a result of Active Link's plan to sell all of its operations at the time of the merger, the acquisition has been treated as a recapitalization of Mobility. Accordingly, no goodwill or intangibles have been recorded as a result of this acquisition. The net assets of Active Link acquired in the transaction are recorded at their historical recorded value, which approximates their fair market value. This resulted in the recording of liabilities in excess of assets of $4,348,000 as a deficit in the equity section of the financial statements after eliminating the common stock and additional paid in capital accounts at the date of acquisition. The historical financial statements prior to the acquisition are the financial statements of Mobility. The results of operations of Active Link's remaining preacquisition operations, voice communications, have been reflected as discontinued operations from the date of the acquisition of Mobility to December 31, 2001. For legal purposes, however, Active Link will remain the surviving entity.

(3)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the nine months ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has reported a net loss of $3,651,000 for the nine months ended December 31, 2001 and has a working capital deficit of $8,383,000 as of December 31, 2001. The working capital deficit includes Subordinated Convertible Notes and accrued interest of approximately $2,566,000 due September 30, 2002, which is convertible into the Company's common stock at $.80 per common share. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at December 31, 2001. Additionally, the Company is currently in default under the payment terms of a note with a telecommunications vendor associated with the Company's discontinued operations. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. Furthermore, the Company's major product vendors have notified the Company they will only sell to the Company on a cash basis.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(3)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         To address its cash flow concerns, subsequent to the merger, the Company sold convertible notes during fiscal 2002. These proceeds were used to fund operations of the Company. These notes consist of short term convertible notes due in April 2002 in the amount of $500,000 secured by certain assets of the voice communications operations and $200,000 in unsecured convertible notes due in April 2002 issued to the Company's Chairman of the Board of Directors and two shareholders. On September 28, 2001, the Company's President and CEO and major shareholder deposited $1,500,000 into the Company. This deposit represents (a) the shareholder's payoff of amounts previously advanced to him (approximately $580,000, including approximately $20,000 of interest, at September 28, 2001), (b) a loan to the Company of $400,000 (bearing interest at 6 percent, with monthly principal payments of $16,667 beginning October 31, 2001 and the final balance due September 30, 2003) and (c) the remainder, approximating $520,000, being a capital contribution to the Company. The Company plans to improve operating income during fiscal 2002 by increasing sales through its strategic sales growth initiatives, as well as developing relationships with other vendors.

         Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, sell its telecom operations on terms advantageous to the Company or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(4)      BORROWINGS

         The Company entered into a short term borrowing agreement with a bank for a $200,000 line of credit. The Chairman of the Company's Board of Directors and two of the Company's stockholders have personally guaranteed the line of credit. The line of credit was fully utilized at December 31, 2001.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(5)      FINANCING AGREEMENT

         In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility for the operations of Mobility. The agreement permits the Company to sell with recourse trade accounts receivable up to $3,000,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collaterallized by substantially all of the assets of the Company. At December 31, 2001 Company had outstanding borrowings of $780,000.

 (6)     NOTES PAYABLE

         During the period ended December 31, 2001 the Company received net proceeds of $50,500 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,500. The notes bear interest at 10% per annum. Each Note is convertible into Common Stock at $.80 per share. The Company recorded a discount of $9,000 for the beneficial conversion feature, which is being amortized to interest over the term of the notes. Each Warrant is exercisable at $.80 per share until October 31, 2006. The Company recorded a fair value of the warrants of $6,000. The estimated fair value of the warrants is treated as a discount on the debt and is being amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years. Principal and interest on the notes is due October 31, 2002.

         In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors and two shareholders. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November 26, 2006. The fair value of the conversion feature of the notes and the fair value of the warrants exceed the face amount of the notes, therefore, the face value of the notes, $200,000, was recorded as a discount and is being amortized over the term of the notes.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(6)      NOTES PAYABLE (CONTINUED)

         In December 2001, the Company closed on a $500,000 loan secured by a second interest in telecom accounts receivable and certain other assets. The loan matures on April 27, 2002 and is payable with interest at 12% per annum. Interest and principal are convertible at the option of the lenders into the Company's common stock at $.80 per share. The Company recorded a discount of $343,000 for the beneficial conversion feature, which is being amortized to interest over the term of the notes. In addition, warrants were issued to purchase up to 360,000 shares of the Company's common stock at $.80 with a fair value of $118,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the debt and is being amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years.

(7)      CONSULTING AGREEMENTS

         The Company engaged the services of investor and public relations firms in December 2001. The Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock with a fair value of $192,000. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $1.03; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.25%; and an expected life of five years. The fair value of the warrants is being amortized over twelve months.

         During 1999, Mobility was sued by a former stockholder for breach of contract under a Stock Redemption Agreement, dated May 30, 1998, and for related claims. The dispute was settled in 2000 whereby the Company paid $200,000 to the former stockholder and entered into a Consulting Agreement with such stockholder which provides for sixty monthly payments of $12,223 through March 7, 2005. Due to a change in the relationship, management believes that there is significantly reduced value in future consulting services. Therefore, the present value of the future payments on this obligation have been recorded as a liability on the balance sheet in the amount of $379,000 and a corresponding amount has been expensed in the third quarter.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(8)      DISCONTINUED OPERATIONS

         The Company is currently attempting to sell all existing voice communications operations, such that the operations of Mobility will be the only remaining operations of the Company. At the date of the merger between Active Link and Mobility, the Company estimated it would incur $700,000 of losses on its discontinued operations through the estimated disposal date (March 31, 2002). As a result, the Company accrued this estimated loss from the future discontinued operations on the merger date. Additionally, as a result of management's review of the realizability of goodwill related to the remaining voice operations, the Company recorded a $716,000 impairment of its goodwill during the quarter ended December 31, 2001. Additional losses from discontinued operations and impairment of goodwill may be necessary in the future depending on the final outcome of management's plans to sell or curtail the voice communications operations.

         Additionally, during the period a customer of a significant project in process, filed for bankruptcy protection. The Company is currently unable to ascertain the recoverability of unbilled work and as a result has provided a reserve of approximately $616,000.

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

Active Link is undergoing a strategic realignment of its business model into the mobile computing industry through its merger with Mobility Concepts. The Company intends to continue this realignment with the disposal of Active Link's voice communications unit, located in the Houston and Dallas/Ft. Worth metropolitan areas, during the next several months. The disposal is contemplated after certain key complimentary technical skills are transferred to the new operation.

Mobility sells and supports pen based computing, wireless computing and remote computing solutions. This includes software design and implementation, device selection, service and support, help desk services, roll out services, and asset management. Mobility's headquarters are located in Naperville, Ill. In addition, Mobility has sales offices in Los Angeles, Cincinnati, Atlanta, Milwaukee and Detroit.

Results of Operations and Cash Flows

For the three month and nine month periods ended December 31, 2001, the Company reported net losses of $2,870,000 and $3,651,000 respectively, as compared to a net income of $301,000 and $214,000 for the comparable periods ended December 31, 2000, respectively. The net loss for both periods includes a loss from discontinued operations of $1,353,000. The loss from continuing operations for the three and nine month periods ended December 31, 2001 was $1,517,000 and $2,298,000. Total revenue for the quarter ended December 31, 2001 was $3,618,000 compared to total revenue of $7,796,000 for the quarter ended December 31, 2000. For the nine month period ended December 31, 2001, total revenue was $10,583,000 compared to total revenue of $14,682,000 for the nine month period ended December 31, 2000.

The decrease in sales for the three month period was partly caused by the terrorist actions in New York and Washington D.C. The Company's major suppliers in Japan and Korea drastically reduced the shipment of product over the subsequent month resulting in the loss of orders. Also, customer project decisions involving the Company's products and services were deferred. Additionally, the three month period ended December 31, 2000 included a significant installation of approximately $4,300,000 in revenue. The gross margin percentage on direct equipment sales and service increased from 15% to 21% for the three months ended December 31, 2000 to the three months ended December 31, 2001. The increase in gross margin for that quarter reflects the impact of this project in the prior year. The margin on that installation was approximately 10%, thereby reducing the overall margins. The gross margin percentage on direct equipment sales and service increased slightly from 18% for the nine months ended December 31, 2000 to 19% for the nine months ended December 31, 2001.

The increase in selling expenses was $245,000 for the nine month period ended December 31, 2001, compared to the same time period from the prior year. This increase was due primarily to an increase in the sales staff that included the opening of sales offices in Atlanta and Milwaukee.

The increase in general and administrative expenses was $861,000 and $1,140,000 for the three month and nine month periods ended December 31, 2001, respectively, compared to the same time periods from the prior year. The increase in both periods includes the addition of corporate staff and related expenses in Denver of $160,000. Also included in both periods is an adjustment of $379,000 that pertains to a consulting agreement with the former owner of Mobility. Under this agreement the individual is to provide consulting services over a five year period. Due to a change in the relationship, management believes that there is significantly reduced value in future consulting services. Therefore, the present value of future payments on this obligation has been recorded as a current expense. Payments made under this agreement during the nine month period ended December 31, 2001 exceeded the same period of the prior year by $37,000. The Company also engaged the services of another consultant with the primary focus of developing a pen-based computing solution for the sports statistics market. This created an increase over the prior year for the three and nine month periods of $70,000 and $19,000 respectively. In preparation for the transition of corporate headquarters subsequent to the merger, salaries in Naperville increased $215,000 for the nine months ended December 31, 2001 and $62,000 for the three months then ended. Consequently, fringe benefit costs increased, with the added pressure of rate increases on health insurance. Fringe benefit cost increases for the three and nine month periods were $39,000 and $52,000 respectively. Travel and entertainment expenses for the quarter were up over prior year by $87,000, but up only $31,000 over the nine month period. The increase in the quarter was due to travel by the executive staff related to merger and investor relations activity.

The acquisition costs of $337,000 had been capitalized in the previous quarter but have been reclassified to expense in the current quarter. This reclassification is the result of change in the structure of the merger, whereby the accounting for the merger is now considered a recapitalization of Mobility. Beginning with this quarter, acquisition costs are included in general and administrative expenses. There was an additional $97,000 in acquisition-related expenses incurred in the current period. These expenses reflect the costs incurred for legal, accounting and other direct expenses related to the merger of Active Link and Mobility.

Interest expense for the quarter ended December 31, 2001 increased by $93,000 over the same period of the prior year. This increase can be attributed to incremental interest expense from existing debt of Active Link.

During the nine months ended December 31, 2001, the Company used $151,000 of cash used by continuing operations which compares to $161,000 used in the nine months ended December 31, 2000. However, as previously indicated the Company had a loss from continuing operations of $2,298,000 during the nine months ended December 31, 2001 as compared to income of $214,000 for the nine months ended December 31, 2000. The major difference between cash used in operations and the net loss during 2001 was a reduction of accounts receivable and an increase in accounts payable. Net cash used in discontinued operations $567,000 in 2001, which amount differed from the loss from discontinued operations of $1,353,000 by $786,000. This amount represents primarily the write off associated with the bankruptcy of a major customer. There were no comparable discontinued operations in 2000. Cash flows from financing activities in 2001 of $1,235,000 represent additional borrowings of $750,000 and a cash contribution by a major shareholder of $520,000.

Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the nine months ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $6,929,000 from $1,454,000 as of March 31, 2001 to $8,383,000 as of December 31, 2001. The
increase in the working capital deficit was principally caused by the assumption of liabilities over assets of approximately $4,348,000 related to the merger with Mobility, less a cash infusion of $1,500,000 from the President and CEO and a net loss of $3,651,000.

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at December 31, 2001. Additionally, the Company is currently in default under the payment terms of a note with a telecommunications vendor associated with the Company's discontinued operations. Subsequent to December 31, 2001 the Company exceeded its credit limit with its major supplier. As a result, the supplier placed the Company on a prepayment basis for future orders. The supplier has agreed to allow the Company to carry the current balance due of approximately $2,700,000 until March 15, 2002. The Company will pay interest at a rate of 18% per annum. New orders will be prepaid by the Company or will be purchased directly from the supplier by the Company's customers. The Company will be paid a commission on orders placed directly with the supplier.

In order to obtain additional cash the Company engaged in the following finance activities subsequent to the merger:

In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors and two shareholders. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until April 27, 2006.

In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility for the operations of Mobility. The agreement permits the Company to sell with recourse trade accounts receivable up to $3,000,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collaterallized by substantially all of the assets of the Company. At December 31, 2001 Company had outstanding borrowings of $780,000.

In December 2001, the Company received proceeds of $500,000 from the sale of notes and warrants secured by a second interest in telecom accounts receivable and certain other assets. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002. The warrants are exercisable into 360,000 shares of Common Stock at $.80 per share until November 26, 2006. In January 2002, Active Link extended its revolving line of credit agreement with a finance company to April 27, 2002. This credit facility supports the Company's voice communications unit which the Company plans to dispose. The revolving line of credit permits Active Link to borrow up to $1,500,000 subject to certain collateral limitations. Interest, at the rate of prime plus 3.5% per annum, is due monthly. The revolving line of credit is collateralized by substantially all of the assets of Active Link. At December 31, 2001, $380,000 was outstanding under the line of credit.

The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company has $5,889,000 of trade accounts payable which are currently due and payable; $1,161,000 of revolving lines of credit that are due and payable as the Company collects its accounts receivables; $3,554,000 of notes payable that are due by October 31, 2002, of which $3,383,000 is convertible into the Company's Common Stock at $.80 per share; and $2,274,000 of other liabilities that will be due and payable within one year. The Company is currently seeking additional capital, but there can be no assurance that the Company will be able to fulfill its capital needs in the future. Moreover, due to Company's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and maintain its business strategy during fiscal 2002. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Form 8-K/A filed on January 15, 2002 reporting the historical financial information and pro forma financial information for the merger with Mobility Concepts, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ACTIVE LINK COMMUNICATIONS, INC.
                                  ----------------------------------------------
                                    (Registrant)



Date:  February 14, 2002            /s/  Timothy Ells
      --------------------        ----------------------------------------------
                                    Timothy Ells, President and Chief Executive
                                    Officer



Date:  February 14, 2002            /s/  David E. Welch
       ---------------------      ----------------------------------------------
                                    David E. Welch, Vice President and
                                     Chief Financial Officer