Form 10KSB
period 2002-03-31
ACTIVE LINK COMMUNICATIONS INC
filed 2002-07-15
CIK 727347

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   ----------

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended:  MARCH 31, 2002

     [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For THE transition period from                  to                  .
                                         ----------------    ----------------

     Commission file number:  0-30220

                                   ----------

                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

                            Colorado                                                           84-0917382
  --------------------------------------------------------------                 ------------------------------------
  (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer identification No.)

              1840 Centre Point Drive, Naperville, IL                                            60563
    --------------------------------------------------------                     ----------------------------------
              (Address of principal executive offices)                                        (Zip Code)

                                 (630) 955-9755
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

         Securities Registered Pursuant to Section 12(b) of the Act:     None

         Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of class)

        7388 South Revere Parkway, Suite 1000, Englewood, Colorado 80112
        ----------------------------------------------------------------
                           (Former Address of Issuer)

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

     The issuer's revenues for its most recent fiscal year:  $13,768,000

     The aggregate market value of the voting stock held as of June 21, 2002 by non affiliates of the issuer was $3,072,000. As of June 21, 2002 the issuer had 20,659,457 shares of its no par value Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement, which is expected to be filed within 120 days of the end of the Registrant's year ended March 31, 2002.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Active Link Communications, Inc. (the "Company" or "Active Link") was incorporated in 1983 as a Colorado corporation under the name of Communications World International, Inc. The Company's historical operations have consisted primarily of marketing of voice communications products. In late 2001 the Company completed a merger with Mobility Concepts, Inc. ("Mobility"). Mobility is a professional services business focused exclusively on providing complete, enterprised-wide mobile computing and wireless data technology solutions. These solutions include the integration of engineering services, project management, mobile computing devices, wireless network systems, national deployment and related support and management services. The Company's principal executive offices are located at 1840 Centre Point Drive, Naperville, IL 60563.

Mobile Computing/Wireless Data Industry

The 2002 United States market for handheld programmable devices in vertical applications using Wintel and Pocket PC products is between $600 million to $700 million. According to The Yankee Group, mobile computing and related products are the fastest growing segment of the technology market. This market is expected to grow at a 20% annual rate through 2004 and then increase to a 30% annual growth rate through 2006, resulting in a market that more than doubles to $1.5 billion in less than five years.

Primary markets with potential to benefit substantially from mobile computing and wireless computing technologies include automotive, airlines, insurance, health care, market research, hospitality, food service, consumer packaged goods and pharmaceuticals. The segment within the automotive industry that is in the most demand is in managing service departments, repair shops and diagnostic testing. The airline industry is currently testing mobile computing solutions for wireless reservations, check-in, maintenance, electronic flight bags, flight planning and especially security solutions. Insurance companies have been a leader in mobile computing in the areas of claims processing, inspections and risk assessments, and sales force automation. Health care companies have begun implementing mobile computing solutions to improve point of care in hospitals, clinics and visiting nurses. Consumer packaged goods companies are using these solutions for sales force automation, inventory management and control and shelf management. Pharmaceutical companies are interested in these products for sales force automation and clinical trials. Additional markets that offer considerable opportunity include financial services, retail, route delivery, transportation and utilities.


Company Strategy

Active Link has undergone a strategic realignment of its business model into the mobile computing industry through its merger with Mobility and the disposal of Active Link's voice communications units.

The Company's subsidiary, Mobility, sells and supports pen based computing, wireless computing and remote computing solutions. This includes software design and implementation, device selection, service and support, help desk services, roll out services, and asset management. Mobility's headquarters are located in Naperville, Ill. In addition, Mobility has sales offices in Los Angeles, Cincinnati, Atlanta, Milwaukee and Detroit.

Active Link's strategy is to build on Mobility's uniqueness in the marketplace and position the Company as the leading project management and national systems integrator for Fortune 2000 companies and other large organizations in the mobile computing and wireless data market. The primary target customers will be those that are poised for significant growth and/or will experience significant productivity gains from mobile computing and wireless solutions. The Company's goal is to grow through internally generated sales, well-managed strategic alliances with key suppliers, and through acquisitions of select competitors and proprietary software developers if available on advantageous terms.

While the Company considers Mobility's position strong in its current market niche of providing project management for handheld and wireless business solutions on a national basis for large workforces, the Company plans to take additional steps to build a long-term position of strength in a growing wireless market. In order to continue to grow as a true solution provider in this arena, the Company plans to add technical and software resources as well as create a customized hardware solution.

Company Operations

The Company's primary product offerings revolve around Pentium class handheld and tablet computers. Handheld computers are tablet-size or smaller and operate with a stylus, or pen, as opposed to the traditional keyboard. Added to the base unit are peripherals such as scanners, printers, specialized battery packs, etc. that provide additional functionality to a given solution. Also, many solutions require customized casing to maximize user interface that Mobility designs and procures as needed. Mobility's hardware partners include Fujitsu, Viewsonic, Xybernaut, Via, Casio and InterMec. Software partners include Compuware, Stellcom, Delphi ISS and Thinque Systems. Communications partners include Cisco, Socket, Lucent, Proxim and RIM.

After the initial sales process, all projects begin with the business system and process analysis phase. In this phase, the assigned team reviews, analyzes and develops an understanding of the client's business environment and workflow processes. The team also gathers and understands the client's project and system objectives, business objectives and the key factors that will define project success.

Once the information collected in the system and process analysis phase has been compiled and documented, the team proceeds to design the system architecture and project plan that will meet the needs of the client.

When project requirements dictate software application development and/or application software integration, Mobility has a team of developers with the skills and experience capable of meeting almost any level software development. If the software development project is beyond the scope of our internal staff, it can be out-sourced to several nationally known software development companies including Delphi ISS, Omni Resources, Stellcom and CompuWare Corporation. These strategic partners specialize in a wide range of industry software applications and new software development.

A typical implementation involves Company headquarters as well as remote resources that are available under the MobilitySTAR program. Headquarters based implementation resources will engage in activities such as resource procurement and logistics, software loading and configuration, remote unit testing, back end integration testing, software revision control and deployment project management.

The deployment project management team will direct activities including site surveys, site preparation, equipment shipping and delivery, installation scheduling, site installation, remote system testing, end user training and orientation, final cut over, initial user and early period monitoring and follow-up assessments. A competitive advantage of the Company is its MobilitySTAR program. Under this program, a network of specially selected business-focused technology and service providers are certified to Mobility's technical specifications. Certification covers general wireless data and mobile computing installations as well as client specific project deployment. Each member of this network is extensively trained by the Company's technical staff once they have met selection criteria that includes technical experience, competitiveness in the market, and level of customer service orientation. Aligning this qualified subcontractor network with our own technical capabilities allows the Company to compete effectively with large national integrators while providing cost savings to the customer.

Another program in the Mobility's value-add solution is the MobilityCARE program. Providing the Company with a recurring revenue stream, the MobilityCARE program encompasses after market managed services such as help desk support, repair, depot service and asset management. Our post implementation support is based on a 24 hours a day by 7 days a week technical support system. Many mobile end users are not computer literate, which adds a unique burden to clients trying to provide internal support. Mobility has developed a proven 24X7 help desk capability that is customized for the client's specific needs. Our post installation services are built on the fact that most of our mobile users are in mission critical business activities.

Competition

There are several companies beginning to compete in this marketplace. Most competitors occupy either the large corporate re-engineering space or the smaller regional and local markets. In the large corporate re-engineering space, leading competitors are IBM Global Services, EDS and KPMG. Their focus is on projects greater than $10 million in value and they focus on installations of SAP, Oracle, and Siebel Systems. Competitors for regional and local projects include Prologix, Infologix, DBK, Wav and OnPoint. It is important to note these entities have little or no capability to provide national rollouts or to service widely dispersed locations. Being able to service this middle tier, where Mobility Concepts is firmly established, carries considerable barriers to entry for newcomers.

Successful entry requires an experienced management team, mobile and wireless technology intellectual capital, relationships with key industry players, an excellent reputation and a solid client list.

Product Supply

Mobility currently purchases handheld and pen based computers and various peripheral equipment from several major suppliers. Currently the Company purchases product on a cash basis from its major supplier. Mobility continually monitors changes in products offered by these manufacturers, as well as others, to review its current and future product mix. Mobility's products have limited warranties by their vendors for defects in material and workmanship.

Employees

As of March 31, 2002, Active Link had approximately 81 full-time employees involved in technical service, maintenance, installation, administration, sales, accounting and warehousing.

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

Recent Operating Losses; Accumulated Deficit; Going Concern

The Company has historically reported net losses, including reporting a loss from continuing operations of $5,645,000 for the fiscal year ended March 31, 2002 and has a working capital deficit of $9,455,000 as of March 31, 2002. The working capital deficit includes Subordinated Convertible Notes and accrued interest of approximately $2,566,000 due September 30, 2002 and approximately $500,000 due December 27, 2002, all of which are convertible into the Company's common stock at from $.75 to $.25 per common share. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due. The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at March 31, 2002. Additionally, the Company is currently in default under the payment terms on many of its other notes including a note with a telecommunications vendor associated with the Company's discontinued operations. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. Furthermore, the Company's major product vendor has notified the Company it will only sell to the Company on a cash basis. Subsequent to year end the Company reached an agreement with the vendor to restructure amounts owed the vendor. Payment of the obligation has been personally guaranteed by the President and CEO and major shareholder of the Company.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2003. However, if substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Changes In Technology

The mobile computing market in which Mobility operates has experienced technological advances and, in order to satisfy customer demands, Mobility has to offer the latest available equipment and services. Although Mobility has established relationships with several major suppliers of mobile computing equipment, in the event other suppliers offer more advanced equipment, there is no assurance Mobility would be able to establish satisfactory relationships with these other manufacturers.

Relationships With Suppliers

Although Mobility has established relationships with several suppliers of mobile computing equipment, there is no assurance Mobility will continue to be able to maintain these relationships, and to purchase products under advantageous terms and conditions from its suppliers. This may adversely affect Mobility's ability to offer products to its customers. Mobility's largest supplier, Fujitsu, supplied approximately 59% of the inventory and products purchased by Mobility for operations during the year ended March 31, 2002. Mobility's relationship with Fujitsu has been strained due to its inability to timely pay Fujitsu. In May 2002, Mobility entered into an agreement with Fujitsu providing for payments on the outstanding obligation in the approximate amount of $2,600,000 in installments of $100,000 monthly, with a $500,000 installment paid on June 17, 2002 and an additional $500,000 payment due December 7, 2002. The remaining balance is due June 7, 2003. Any failure of Mobility to make the payments to Fujitsu as scheduled would likely have a material adverse effect on Mobility's business, financial condition and ability to continue operations.

Volatility Of Stock Price

There has been significant volatility in the market price for Active Link's common stock. The common stock is currently traded on the Electronic Bulletin Board, which may discourage investor interest in trading the common stock. On June 21, 2002, the closing bid price of Active Link's common stock was $.35 per share. There can be no assurance the price of the common stock will remain at or exceed current levels. Factors such as announcements relating to Active Link's operations, acquisitions, new products and services, prices and costs of products, sales of products, new technology offered by Active Link's competitors, government regulation or other matters may have a significant impact on the market price of Active Link's securities. Trading has historically been limited and sporadic, which may contribute to volatility of the market price.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases from non-affiliates: (i) 11,337 square feet of office and warehouse space in Naperville, Illinois, which is used for its corporate headquarters, for approximately $15,500 per month under a lease that expires in October, 2006, (ii) various leases for sales offices from 120 square feet to 772 square feet, with monthly lease rates from $360 to $975 and expiring from December 2002 to April 2003, (iii) 13,173 square feet of office and warehouse space in Englewood, Colorado, for approximately $15,750 per month under a lease which expires in April, 2005, (iv) 8,000 square feet of office space in Arlington, Texas under a lease which expires in May, 2004 for approximately $4,193 per month, (v) 3,397 square feet of office space in Westminster, Colorado, under a lease which expires in July, 2002 for approximately $5,113 per month and which has been subleased on substantially the same terms as the original lease, and (vi) approximately 4,200 square feet of space in Englewood, Colorado for approximately $7,800 per month pursuant to a lease, which expires in July, 2003. The Company subleased this space in January, 1999, on a recourse basis for the remainder of the lease term on substantially the same terms as the original lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Some seek payment of past due amounts owed by the Company while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time. No claim in any pending action exceed 10% of the Company's current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Active Link common stock trades on the Electronic Bulletin Board system under the symbol "ACVE". Set forth in the following table are high and low bid quotations for each quarter in the fiscal years ended March 2002 and 2001. Trading in Active Link common stock is limited and sporadic. The quotations below represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.



                         ACTIVE LINK COMMON STOCK
                        HIGH                   LOW
                       -------               -------

FISCAL 2001

June 30, 2000             4.06                  1.22

September 30, 2000        1.63                  1.06

December 31, 2001         1.53                   .75

March 31, 2001             .88                   .28


FISCAL 2002

June 31, 2001             1.05                   .33

September 30, 2001         .87                   .32

December 31, 2001         1.30                   .50

March 31, 2002            1.50                   .61


Active Link has not paid any dividends on the Active Link common stock and does not anticipate paying cash dividends on the Active Link common stock in the foreseeable future. Active Link is currently precluded from paying dividends without the consent of its accounts receivable financing company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Active Link Communications, Inc. is undergoing a strategic realignment of its business model into the mobile computing industry through its merger with Mobility Concepts, Inc. The Company has completed this realignment with the disposal of its voice communications unit, located in the Houston and Dallas/Ft. Worth metropolitan areas. The disposal was completed after certain key complimentary technical skills were transferred to the new operation.

Mobility sells and supports pen based computing, wireless computing and remote computing solutions. This includes software design and implementation, device selection, service and support, help desk services, roll out services, and asset management. Mobility's headquarters are located in Naperville, Ill. In addition, Mobility has sales offices in Los Angeles, Cincinnati, Atlanta, Milwaukee and Detroit. Staff redundancies will be eliminated as the Company's headquarters are moved from Denver to Naperville.

As a result of the merger discussed above, for financial reporting purposes, the acquisition of Mobility by Active Link has been treated as a reverse acquisition. Mobility is the continuing entity for financial reporting purposes. The historical financial statements prior to the acquisition are the financial statements of Mobility.

Year Ended March 31, 2002 Compared To Year Ended March 31, 2001

Total revenues for Active Link were $13,768,000 and $19,445,000 for fiscal 2002 and fiscal 2001, respectively. The company reported a net loss of $7,992,000 for fiscal 2002 and a net loss of $450,000 for fiscal 2001. The net loss for fiscal 2002 includes a net loss for discontinued operations of $2,347,000. The net loss from operations was $5,645,000 for fiscal 2002 and $450,000 for fiscal 2001.

The decrease in sales for the fiscal year was partly caused by the terrorist actions in New York and Washington D.C. The Company's major suppliers in Japan and Korea drastically reduced the shipment of product over the subsequent month resulting in the loss of orders. Also, corporate IT decisions involving the Company's products and services were deferred. Additionally, fiscal 2001 included a significant installation exceeding $4,300,000 in revenue.

During the fourth quarter of fiscal 2002 the Company exceeded its credit limit with its major supplier. As a result, the supplier placed the Company on a prepayment basis for future orders. Due to the company's cash position this had a significant impact on hindering sales. Subsequent to year end the supplier agreed to convert the balance due of approximately $2,600,000 into a Promissory Note. The terms of the note call for monthly payments of $100,000 over twelve months with balloon payments of $500,000 to be paid in June and December 2002 and in June 2003. The Company will pay interest at a rate of 6% per annum.

The gross margin percentage on direct equipment sales and service decreased from 18% to 15% for the fiscal year 2002 compared to fiscal year 2001. This was a result of an incrementally higher proportion of sales being attributed to the resale of equipment as opposed to higher margin project management business. Further downward pressure was placed on the margin percentage by the appreciably lower sales base.

Selling expenses in fiscal 2002 totaled $1,217,000, an increase of $190,000 over fiscal year 2001 selling expenses of $1,027,000. In spite of the reduction in revenues, selling expenses increased as a result of additions to the sales staff that included the opening of a sales office in Atlanta and Milwaukee. The expansion of regional sales offices was done in anticipation of increased coverage in the pursuit of

Fortune 2000 companies, which supports the Company's strategic sales plan. Typically, there is a long sales cycle associated with selling to Fortune 2000 companies, thereby creating a disproportionate increase in expenses in relation to revenues.

General and Administrative expenses in fiscal 2002 totaled $4,195,000, an increase of $1,474,000 over fiscal 2001 expenses of $2,721,000. The increase was attributed to the addition of the corporate operations of Active Link of approximately $712,000 resulting from the merger between the Active Link and Mobility; a non recurring charge for the present value of future payments of a consulting agreement with the former owner of the Mobility, the value of which was deemed to be significantly reduced resulting in a charge of $379,000; and salaries and related benefits increased $352,000 from fiscal 2001 to fiscal 2002 as a result of headcount increases in marketing, national installation support and senior management positions in preparation for the transition of corporate headquarters to Naperville.

Acquisition costs, one time expenses associated with the merger, totaled $337,000 and were predominately comprised of legal and accounting expenses.

In fiscal 2002 interest expense increased by $1,749,000 over prior year. Of this increase, $1,636,000 can be attributed to the amortization of imputed interest relating to the issuance of convertible debt and related warrants. A new factoring arrangement entered into by Mobility as of December 31, 2001 and the aforementioned Promissory Note with a major supplier account for $57,000 of the increase.

Liquidity And Capital Resources

The Company's financial statements for the year ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $8,001,000 from $1,454,000 as of March 31, 2001 to $9,455,000 as of March 31, 2002. The increase in the working capital deficit was caused by the assumption of liabilities over assets of approximately $4,348,000 related to the merger with Active Link, less the cash infusion of $1,500,000 from the President and CEO of Mobility prior to the merger, the remaining increase of approximately $5,153,000 the result of operating losses. Active Link's operations have historically been adversely affected by a lack of working capital. Active Link uses lines of credit from a finance company, which are limited to the extent of available collateral. Active Link's lines of credit were fully utilized to the extent of available collateral at March 31, 2002. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due. The lack of available funding impedes Active Link's ability to fund additional equipment purchases and to expand its business operations. Active Link is currently seeking additional capital, but there can be no assurance Active Link will be able to fulfill its capital needs in the future. Moreover, due to Active Link's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

Net cash used by continuing operating activities was $2,688,000 and $100,000 for the years ended March 31, 2002 and 2001, respectively. The use of cash was primarily the result of the Company's operating losses in fiscal 2002. Net cash used in continuing operating activities was higher in 2002 relative to 2001 principally due to a significantly larger net loss from continuing operations.

Net cash provided by discontinued operations in 2002 was the result of the liquidation of assets and an increase in the retained liabilities of the operations disposed of.

Net cash provided by financing activities was $1,048,000 and $224,000 for the years ended March 31, 2002 and 2001, respectively. The increase in both years was the result of borrowings in excess of repayments on financings to support operations.

The Company has recently entered into an agreement with a private investor to sell up to 16,000,000 shares of the Company's common stock at $0.25 per share or a total of $4,000,000. The sale of the Company's common stock is to be made in two traunches, the first of which is for 1,600,000 shares for $400,000 and is scheduled to be closed no later than July 31, 2002. The balance of 14,400,000 shares for $3,600,000 is scheduled to be closed within approximately 75 days of the first traunch. The Company has received oral assurances from representatives of private investor that the funds will be forthcoming. However, the Company has little background information regarding the investor and there can be no assurance that the sale of shares will be completed. If the sale of shares is completed, the investor will become a substantial shareholder of the Company and may be in a position to influence, if not determine, actions of the Company.

In September 2000, the Active Link prior to its merger with Mobility completed a private placement of 300,000 shares of its common stock, receiving net proceeds of $258,000. Additionally, Active Link received net proceeds of $129,000 and $50,000 for the exercise of outstanding warrants and options, respectively.

In October 2000, additional net proceeds of $318,000 were received from the sale of notes to two institutional investors which had previously invested in November 1999. The terms of these transactions were similar to the unit offering, with certain exceptions. The Company agreed to pay accrued interest on the November 1999 notes and on the new notes.

In July 2001, in conjunction with the termination of the franchise program to sell TAIS products, Active Link, prior to its merger with Mobility, negotiated a restructuring of existing amounts payable into a long-term note. TAIS will forgive $300,000 of the amounts payable, the Company will pay $20,000 per month with no interest for the first twelve (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. In addition, the Company will accelerate the payment of the note, if in the future, the Company receives cash for any sale of existing business units. The Company is currently delinquent in payments of this note.

In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility for the operations of Mobility. The agreement permits the Company to sell with recourse trade accounts receivable up to $3,000,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collateralized by substantially all of the assets of the Company. The agreement was renewed for an additional six-month period. At March 31, 2002, the Company had outstanding borrowings of $329,000.

During the period ended March 31, 2002 the Company received net proceeds of $125,000 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,500. The notes bear interest at 10% per annum. Each Note is convertible into Common Stock at $.80 per share. Principal and interest on the notes is due October 31, 2002.

In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors and two shareholders. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and were due April 27, 2002. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November 26, 2006.

In December 2001, the Company closed on a $500,000 loan secured by a second interest in telecom accounts receivable and certain other assets. The loan matures on April 27, 2002 and is payable with interest at 12% per annum. Interest and principal are convertible at the option of the lenders into the Company's common stock at $.80 per share. In addition, warrants were issued to purchase up to 360,000 shares of the Company's common stock at $.80.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We do not believe that the adoption of these statements will have a material effect on our financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than April 1, 2003, as required. We do not believe the adoption of this statement will have a material effect on our financial position, results of operation, or cash flow.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we cannot estimate the effect of this statement on our financial position, results of operations, or cash flows.

In April 2002, the FASB approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

Significant Accounting Policies

Revenue Recognition:

Revenue from the sale of equipment is recognized as products are shipped and title has passed to the customer. Typically, equipment is not purchased from a supplier until an order has been received and processed from a customer.

Revenue generated from help desk services are recognized upon completion of the service. Generally, help desk services are generated from a contract that stipulates a monthly fee or a one-time upfront payment. In the case of a prepayment, the revenue is booked as deferred revenue and recognized over the life of the contract. Otherwise help desk services are billed on a monthly basis.

Service contracts, including labor, warranty and non-warranty repairs done on behalf of equipment manufacturers are billed on a time and materials basis upon completion of the service.

Discontinued Operations:

The company accounting for discontinued operations is a significant accounting policy because it involves significant estimates of future losses from the operation and disposal of the business units. These estimates involve significant judgments and may be revised as more information becomes available

Debt Discounts Valuation:

The valuations of discounts on debt is impacted by the estimated value of the associated warrants. The value of the warrants involves significant estimates, and were calculated using the black sholes options pricing model, which requires significant estimates to be made by the Company for the volatility of the stock, the term of the option and other factors. These estimates have a material impact on the valuation of the warrants, and consequently on the valuation of the debt discounts recorded.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements required to be filed hereunder are included following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2. Plan of Acquisition

                  (a) Plan and Agreement of Merger dated October 20, 1998 by and among Interconnect Acquisition Corporation, Communications World International, Inc. and IAC Acquisition Corporation. (1)

                  (b) Merger Agreement dated September 30, 2000 by and among IAC Acquisition Corporation, Communications World International, Inc., Application Consultants, Inc., Timothy L. McClung, Darren L. Schaefer, Warren Shawn Kissman, Timothy L. Woods and Dennis J. Johanningmeier filed as Exhibit 2.1 to the Form 8-K dated October 4, 2000 is incorporated herein by reference.

                  (c) Amended and Restated Agreement by and among Active Link Communications, Inc., ALCI Acquisition Corp., Mobility Concepts, Inc., Timothy Ells, and James Ciccarelli filed as Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

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

                  (d) Articles of Amendment to the Articles of Incorporation dated August 4, 1998 filed as Exhibit 3(d) to the report on Form 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

                  (e) Articles of Amendment to the Articles of Incorporation dated March 23, 1999.(1)

                  (f) Articles of Amendment to the Articles of Incorporation dated November 8, 2000.

         10. Material Contracts

                  (a)      Amended and Restated 1997 Stock Option Plan filed as
                           Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

                  (b)      1998 Stock Incentive Plan. (1)

                  (c)      1999 Non-discretionary stock option plan. (1)

                  (d) Consulting agreement between Registrant and Bathgate McColley Capital Group LLC, dated January 3, 2000 filed as Exhibit 10 to the Report on Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

                  (e) Settlement Agreement and Release of Claims effective July 30, 2001, between Registrant and Toshiba American Information Systems, Inc. and Promissory Note dated July 30, 2001, in the amount of $807,536.07.

                  (f) Registration Rights Agreement among Active Link Communications, Inc. and Timothy Ells filed as
                           Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

                  (g) Employment Agreement between Active Link Communications, Inc. and Timothy Ells filed as
                           Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

                  (h) Employment Agreement between Mobility Concepts, Inc. and Tamara Ells filed as Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

                  (i) Employment Agreement between Active Link Communications, Inc. and David E. Welch.

                  (j.1) Assignment of Accounts and Security Agreement dated December 21, 2001 with SPECTRUM Commercial Services Company.

                  (j.2) Guaranty of Timothy Ells for Assignment of Accounts and Security Agreement dated December 21, 2001 with SPECTRUM Commercial Services Company.

                  (j.3) Guaranty of Tamara Ells for Assignment of Accounts and Security Agreement dated December 21, 2001 with SPECTRUM Commercial Services Company.

                  (k) Convertible Promissory Note dated November 26, 2001 between Active Link Communications, Inc. and James Ciccarelli.

                  (l.1) Promissory Note dated May 28, 2002 between Fujitsu PC Corporation and Mobility Concepts, Inc. in the amount of $2,611,871.07.

                  (l.2) Guaranty of Timothy Ells and Tamara Ells for Promissory Note dated May 28, 2002 between Fujitsu PC Corporation and Mobility Concepts, Inc.

                  (m.1) Stock Purchase Agreement dated June 5, 2002 between Unisource Cap LLC and Active Link Communications, Inc.

                  (m.2) Amendment to Stock Purchase Agreement dated June 5, 2002 between Unisource Cap LLC and Active Link Communications, Inc.

               (1) Filed as an exhibit to the Report on Form 10-SB, as amended and incorporated herein by this reference.

(b) Reports on Form 8-K

The Company filed one Form 8-K during the last quarter of the fiscal year ending March 31, 2002.

                  (a) Form 8-K/A filed January 15, 2002 amended Form 8-K filed on November 19, 2001 to add the financial statements of business acquired.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                            Page

Consolidated Financial Statements

         Independent Auditors' Report Year Ended March 31, 2002                                              F-1
         Independent Auditors' Report Year Ended March 31, 2001                                              F-2
         Consolidated Balance Sheet - March 31, 2002                                                         F-3
         Consolidated Statements of Operations - for the Years Ended
             March 31, 2002 and 2001                                                                         F-4
         Consolidated Statements of Stockholders' Deficit - for the Years Ended
             March 31, 2002 and 2001                                                                         F-5
         Consolidated Statements of Cash Flows - for the Years Ended
            March 31, 2002 and 2001                                                                       F-6, 7
         Notes to Consolidated Financial Statements                                                       F-8-27

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Active Link Communications, Inc.
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of Active Link Communications, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Active Link Communications, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Denver, Colorado
May 17, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Active Link Communications, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Active Link Communications, Inc. (formerly known as Mobility Concepts, Inc.) (the "Company") for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ALTSCHULER, MELVOIN AND GLASSER LLP




Chicago, Illinois
October 12, 2001

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                            (IN THOUSANDS OF DOLLARS)


                                   ASSETS

CURRENT ASSETS:
    Trade accounts receivable, less allowance for doubtful accounts
       of $333                                                                            $      1,632
    Inventory                                                                                      846
    Assets held for sale                                                                           230
    Prepaid expenses and other current assets                                                      397
                                                                                          ------------
         TOTAL CURRENT ASSETS                                                                    3,105

Property and equipment, net                                                                        145
Deposits and other assets                                                                          104
                                                                                          ------------
                  TOTAL ASSETS                                                            $      3,354
                                                                                          ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Checks issued in excess of funds on deposit                                           $        169
    Trade accounts payable                                                                       6,884
    Revolving line of credit and other short term borrowings                                       779
    Current portion of notes payable, including amounts due to
        related parties of $348                                                                  2,568
    Accrued interest payable                                                                       265
    Accrued expenses, deposits and other liabilities                                             1,895
                                                                                          ------------

              TOTAL CURRENT LIABILITIES                                                         12,560

LONG-TERM LIABILITIES:
    Capital lease obligations                                                                       34
    Notes payable, including amounts due to related parties of $100                                562
                                                                                          ------------
                                                                                                13,156
                                                                                          ------------
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 7)

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock, $1.00 par value, 3,000,000 shares
        authorized:                                                                                 --
    Common stock, no par value, 75,000,000 shares authorized; 20,659,497
        issued and outstanding shares                                                              268
    Additional paid-in capital                                                                   3,243
    Excess of liabilities assumed over assets acquired, net                                     (4,348)
    Accumulated deficit                                                                         (8,965)
                                                                                          ------------

              TOTAL STOCKHOLDERS' DEFICIT                                                       (9,802)
                                                                                          ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $      3,354
                                                                                          ============


        The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2002 AND 2001
              (IN THOUSANDS OF DOLLARS EXCEPT LOSS PER SHARE DATA)



                                                                           2002              2001
                                                                       ------------      ------------
REVENUE:
    Direct equipment and service sales                                 $     13,723      $     19,437
    Interest and other income                                                    45                 8
                                                                       ------------      ------------
                                                                             13,768            19,445
                                                                       ------------      ------------
COSTS AND EXPENSES:
    Cost of direct equipment and service sales                               11,676            16,015
    Selling                                                                   1,217             1,027
    General and administrative                                                4,195             2,721
    Interest expense and loan fees, including related party
       interest of $121 in 2002 and $0 in 2001                                1,859               110
    Depreciation and amortization                                               129                22
    Acquisition costs                                                           337                --
                                                                       ------------      ------------
                                                                             19,413            19,895
                                                                       ------------      ------------

LOSS FROM CONTINUING OPERATIONS                                              (5,645)             (450)

DISCONTINUED OPERATIONS
    Loss from discontinued operations                                        (1,002)               --
    Loss on disposal of discontinued operations                              (1,345)               --
                                                                       ------------      ------------
                                                                             (2,347)               --

NET LOSS                                                               $     (7,992)     $       (450)
                                                                       ============      ============

LOSS PER COMMON SHARE:
    Basic and Diluted:
       Loss from continuing operations                                 $       (.40)     $       (.05)
       Loss from discontinued operations                                       (.16)               --
                                                                       ------------      ------------

       Net loss                                                        $       (.56)     $       (.05)
                                                                       ============      ============

    WEIGHTED - AVERAGE NUMBER OF OUTSTANDING COMMON SHARES
    Basic and Diluted                                                    14,300,003         9,959,651
                                                                       ============      ============


        The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2002 AND 2001
               (IN THOUSANDS OF DOLLARS EXCEPT SHARE INFORMATION)



                                                                             Excess of
                                       Common Stock                          Liabilities
                                 -----------------------     Additional      over Assets    Accumulated     Stockholders'
                                   Shares       Amount     Paid-in Capital    Acquired        Deficit         Deficit
                                 ----------   ----------   ---------------   -----------    ------------    ------------

BALANCES, APRIL 1, 2000           9,959,651   $       --   $            67    $       --    $       (523)   $       (456)

Net loss                                 --           --                --            --            (450)           (450)
                                 ----------   ----------   ---------------    ----------    ------------    ------------

BALANCES, MARCH 31, 2001          9,959,651           --                67            --            (973)           (906)

Contribution of capital by
shareholder                                                            520                                           520

Acquisition of Active Link
Communications, Inc.             10,366,167           --              (587)       (4,348)             --          (4,935)

Discount and warrants related
to convertible notes                     --           --             2,965            --              --           2,965

Issuance of warrants for
consultants and loan guarantee           --           --               278            --              --             278

Conversion of notes payable         333,679          268                --            --              --             268

Net loss                                 --           --                --            --          (7,992)         (7,992)
                                 ----------   ----------   ---------------    ----------    ------------    ------------

BALANCES, MARCH 31, 2002         20,659,497   $      268   $         3,243    $   (4,348)   $     (8,965)   $     (9,802)
                                 ==========   ==========   ===============    ==========    ============    ============





        The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)


                                                                       2002               2001
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                             $     (5,645)     $       (450)
    Adjustments to reconcile to net cash used in
       operating activities, net of effect of acquisitions:
          Depreciation and amortization                                      129                22
          Amortization of debt discount and debt issuance costs            1,636                --
          Provision for losses on accounts                                   365               124
          Warrants issued for services                                       192                --
          Changes in operating assets and liabilities:
              Trade accounts receivable                                    1,512            (1,550)
              Inventories                                                     65               667
              Prepaid expenses                                              (127)              (12)
              Deposits and other assets                                      558                12
              Checks issued in excess of funds on deposit                   (720)              890
              Trade accounts payable                                         599               200
              Accrued expenses, deposits and other liabilities            (1,252)               --
                                                                    ------------      ------------
          Net cash used in continuing operating activities                (2,688)              (97)
                                                                    ------------      ------------

    Loss from discontinued operations
          Loss from discontinued operations                               (2,347)               --
          Changes in assets and liabilities                                4,194                --
                                                                    ------------      ------------
          Net cash provided by discontinued operations                     1,847                --
                                                                    ------------      ------------

NET CASH USED IN TOTAL OPERATING ACTIVITIES                                 (841)              (97)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (39)               (1)
    Pre acquisition advances to parent                                      (189)               --
    Proceeds from (advances to) officer, net                                  --              (295)
                                                                    ------------      ------------
          Net cash used in investing activities                             (228)             (296)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line-of-credit agreement                            199               257
    Payments of notes payable                                             (1,387)             (233)
    Repayment of capital lease obligations                                   (14)               --
    Issuance of convertible debt                                           1,725                --
    Proceeds from long-term debt                                              --               200
    Contribution from shareholder                                            520                --
                                                                    ------------      ------------
          Net cash provided by financing activities                        1,043               224
                                                                    ------------      ------------

          Net increase (decrease) in cash and cash equivalents               (26)             (169)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                            26               195
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                        $          0      $         26
                                                                    ============      ============

        The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)



                                                                           2002              2001
                                                                       ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                      $        211      $        106

NON-CASH FINANCING ACTIVITIES:
     Issuance of stock options and warrants to outside consultants              278
     Conversion of notes payable to common stock                                268                --
     Issuance of common stock in reverse acquisition                         (4,348)               --
     Warrant issued as debt issuance cost                                     2,965                --



        The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRESENTATION

         The consolidated financial statements presented are those of Active Link Communications, Inc., and its subsidiaries, Mobility Concepts, Inc., CommWorld Acquisition Corporation, IAC Acquisition Corporation, and Digital Telecom, Inc. (collectively, the "Company"). References to "Active Link" relate to transactions of Active Link Communications and its subsidiaries prior to the merger with Mobility Concepts, Inc. ("Mobility") discussed in Note 2. References to Mobility relate to transactions of Mobility Concepts, Inc. prior to the merger discussed in Note 2. All significant intercompany balances and transactions have been eliminated in consolidation.

         ORGANIZATION AND NATURE OF OPERATIONS

         Active Link was incorporated under Colorado law in 1983 and has its principal executive offices at 1840 Centre Point Drive, Naperville, Illinois 60563. The Company currently markets mobile computing solutions, equipment and support to customers nationwide and is discontinuing it voice communications products and related technical services.

         REVENUE RECOGNITION

         Equipment Sales

         Revenue from the sale of equipment is recognized as products are shipped and title has passed to the customer. Typically, equipment is not purchased from a supplier until an order has been received and processed from a customer.

         Service Sales

         Revenue generated from help desk services are recognized upon completion of the service. Generally, help desk services are generated from a contract that stipulates a monthly fee or a one-time upfront payment. In the case of a prepayment, the revenue is booked as deferred revenue and recognized over the life of the contract. Otherwise help desk services are billed on a monthly basis.

         Service contracts, including labor, warranty and non-warranty repairs done on behalf of equipment manufacturers are billed on a time and materials basis upon completion of the service.

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

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORY

         Inventory is generally valued at the lower of actual cost or estimated market value and includes new, used and replacement stock items.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potential dilutive securities include options, convertible debt and warrants for the purchase of approximately 10,440,000 and 0 shares of common stock as of March 31, 2002 and March 31, 2001, respectively. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended March 31, 2002 and March 31, 2001. Accordingly, basic and diluted EPS are the same for each year. The EPS calculation for the years ended March 31, 2002 and 2001, was performed assuming the historical 440 shares outstanding for Mobility was converted into the 9,959,651 Active Link shares as of March 31, 2001.

         The Company is holding 250,000 shares of its Common Stock in escrow as collateral for any adjustments necessary to the financial statements of a company that Active Link had acquired prior to the merger with Mobility. These shares have not been reflected as outstanding nor included in the net loss per common share calculation.

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

         FINANCIAL INSTRUMENTS

         The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximate the Company's effective borrowing rate, with the exception of certain notes payable. These notes had a balance of $1,057,000 at March 31, 2002 with interest rates from 0% to 8%. As a result of current financial difficulties, the Company currently cannot determine its effective borrowing rate and therefore cannot determine the fair value of these notes.

         COMPREHENSIVE INCOME

         Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of other comprehensive income at March 31, 2002 or 2001, respectively.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         New Accounting Pronouncements (continued)

         In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

         In April 2002, the FASB approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The company does not expect SFAS 145 to have a material impact on its financial statements.

(2)      ACQUISITION OF MOBILITY CONCEPTS, INC.

         On November 8, 2001, the Company completed a business combination with Mobility Concepts, Inc. The Company issued to the former sole shareholder of Mobility 9,959,651 shares of its restricted common stock in exchange for all the outstanding shares of Mobility Concepts which total 440 shares. The shares issued constitute 49% of the common stock of the Company after completion of the merger, valued at $1.01 per share on the date of closing, and a contingent issuance to maintain his 49% stock ownership if the Company issues up to $1,000,000 in additional Active Link Communications, Inc. securities for cash during the period from the Closing Date through March 31, 2002. At March 31, 2002 1,201,250 shares of the Company's common stock would be issued to the shareholder if convertible debt securities sold during the period from the Closing Date to March 31, 2002, is converted. The issuance of 49% of the common stock of the Company to the former sole shareholder of Mobility, the shareholders right to appoint a majority of the directors of the Company and the continuation of Mobility's management team is deemed to constitute a change of control of Active Link.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      ACQUISITION OF MOBILITY CONCEPTS, INC. (CONTINUED)

         As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Mobility by Active Link has been treated as a reverse acquisition. Mobility is the continuing entity for financial reporting purposes and as a result of Active Link's plan to sell all of its operations at the time of the merger, the acquisition has been treated as a recapitalization of Mobility. Accordingly, no goodwill or intangibles have been recorded as a result of this acquisition. The net assets of Active Link acquired in the transaction are recorded at their historical recorded value, which approximates their fair market value. This resulted in the recording of liabilities in excess of assets of $4,348,000 as a deficit in the equity section of the financial statements after eliminating the common stock and additional paid in capital accounts totaling $13,336,000 at the date of acquisition. The historical financial statements prior to the acquisition are the financial statements of Mobility. The number of common shares outstanding (440 on a historical basis) has been adjusted retroactively to reflect the issuance of 9,959,651 shares as if the merger occurred on March 31, 2000. The results of operations of Active Link's remaining preacquisition operations, voice communications, have been reflected as discontinued operations from the date of the acquisition of Mobility to March 31, 2002. For legal purposes, however, Active Link will remain the surviving entity. If the merger had occurred on April 1, 2001, on a Proforma basis, there would have been no change to reported revenue, as all the historical operations of Active Link Communications are reflected with Discontinued Operations. On a Proforma basis, if the merger was completed on April 1, 2001, the net loss would have been approximately $13,293,000 (unaudited) instead of the reported $7,992,000, and the loss per a share would have been approximately $(.64) (unaudited) instead of the reported $(.56).

         At March 31, 2002 the Company has accrued approximately $535,000 for future operating losses and expenses associated with the discontinued operations.

(3)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the year ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from continuing operations of $5,645,000 for the fiscal year ended March 31, 2002 and has a working capital deficit of $9,455,000 as of March 31, 2002. The working capital deficit includes Subordinated Convertible Notes and accrued interest of approximately $2,566,000 due September 30, 2002, which is convertible into the Company's common stock at $.80 per common share. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at March 31, 2002. Additionally, the Company is currently in default under the payment terms on many of its other notes, including a note with a telecommunications vendor associated with the Company's discontinued operations. Furthermore, the Company's major product vendor, for its continuing operations, has notified the Company it will only sell to the Company on a cash basis. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. Subsequent to year end the Company reached an agreement with the vendor to restructure amounts owed the vendor. Payment of the obligation has been personally guaranteed by the President and CEO and major shareholder of the Company.

         To address its cash flow concerns, subsequent to the merger, the Company sold three separate series of convertible notes during fiscal 2002. The proceeds from these notes was used to fund operations of the Company. The notes consisted of the following:

                  o $500,000 Due in May 2002, secured by certain assets of the former voice communications operations (currently in default.)

                  o $200,000 Due in April 2002, unsecured (issued to the Company's Chairman of the Board and two shareholders. As of the report date this amount has not been repaid.)

                  o $500,000 Due in June 2002, unsecured (The Company does not expect to repay the note on its due date.)

         Prior to the merger on September 28, 2001, Mobility's President and CEO and sole shareholder deposited $1,500,000 into Mobility. This deposit represented (a) the shareholder's payoff of amounts previously advanced to him (approximately $580,000, including approximately $20,000 of interest, at September 28, 2001), (b) a loan to Mobility of $400,000 (bearing interest at 6 percent, with monthly principal payments of $16,667 beginning October 31, 2001 and the final balance due September 30, 2003) and (c) the remainder, approximating $520,000, being a capital contribution to Mobility.

         Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources will be adequate to continue operating and maintain its business strategy during fiscal 2003. The Company is currently attempting to raise between $3,000,000 and $5,000,000 in private placements of its common stock and convertible debentures. However, if substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 2002:



                                                                              Estimated
         (In Thousands)                                                      useful life
         --------------                                                      -----------
         Furniture, fixtures and equipment                                       3-7        $  503
         Software                                                                 5              4
         Leasehold improvements and other                                         5             91
                                                                                            ------
                                                                                               598
           Less accumulated depreciation and amortization                                     (453)
                                                                                            ------
             Property and equipment, net                                                    $  145
                                                                                            ======

         Depreciation expense for the years ended March 31, 2002 and 2001 was $129 and $22 respectively.

(5)      REVOLVING LINE OF CREDIT AND OTHER SHORT TERM BORROWINGS

         In January 2002 the Company extended its revolving line of credit agreement for its voice operations. Interest, at the rate of prime plus 3.5% per annum, was due monthly. The revolving line of credit was collateralized by substantially all of the assets of the Company. At March 31, 2002 the Company had outstanding borrowings on the line of credit of $250,000. Subsequent to year end the line was repaid in full.

         In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility. The agreement permits the Company to sell with recourse trade accounts receivable up to $3,000,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collateralized by substantially all of the assets of the Company. The agreement expires in June 2002 and will be automatically renewed for an additional six month period. At March 31, 2002, the Company had outstanding borrowings of $329,000.

         Prior to its merger with Mobility Concepts, Active Link entered into a short term borrowing agreement with a bank for a $200,000 line of credit. The Chairman of the Company's Board of Directors and two of the Company's stockholders have personally guaranteed the line of credit. The stockholders receive 15,000 warrants exercisable at $.80 until August 2006 for each month the personal guarantees are in place. At March 31, 2002, 105,000 warrants have been issued. The line of credit was fully utilized at March 31, 2002.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      NOTES PAYABLE

         Notes payable consist of the following at March 31, 2002:

         The following table and narrative discusses the convertible notes which were entered into by Active Link prior to its merger with Mobility
         Concepts:

                Convertible notes payable ($2,300,000 less unamortized
                discount of $1,173,000) The terms of the convertible notes are
                as follows:                                                             $1,127,000

                Prior to its merger with Mobility Concepts Active Link sold
                $1,450,000 of Units of Subordinated Convertible Notes and Common
                Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. Each Note was convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances.
                During fiscal 2002 the per share conversion was lowered to $.80, this resulted in an additional discount of $1,900,000 being recorded. Each Warrant is exercisable at $.40 per share until September 30, 2004. Principal and interest on the notes is due the earlier of September 30, 2002, the date of receipt of an equity financing in excess of $4,000,000 or the date the Company consummates a merger with another entity in which the Company's shareholders receive a minimum of $10,000,000. The notes bear interest at 8% per annum. At March 31, 2002, $275,000 of the notes have been converted.

                In November 1999, an additional sale $750,000 of the Notes and Warrants was made to two institutional investors. The terms of these transactions were similar to the Unit Offering, with certain exceptions. The Company agreed to register the common stock, which may be received upon conversion of these notes. The registration statement was not declared effective by April 30, 2000, and as a result the institutional investors have the right to accelerate the maturity date of their notes to six months from the date of exercise of this acceleration right. If the institutional investors exercise the right to accelerate the maturity of their notes, the Company has the right to call the Warrants, however the exercise price will be reduced from $.60 to $.40. Any warrants not exercised at .40 will be redeemed at $.02 per Warrant. The Company is also restricted in its ability to prepay these notes. In October 2000, the Company sold an additional $375,000 of Subordinated Convertible Notes, due
                September 30, 2002, to these institutional investors. In connection with this transaction the Company modified the interest payment terms of the Notes made in November 1999 and paid the accrued interest on these Notes. The Company also agreed to thereafter pay interest monthly on the Notes made in November 1999 and October 2000.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      NOTES PAYABLE (CONTINUED)

                In conjunction with above Unit offering the Company sold warrants as part of the Subordinated Convertible Note offering with a fair value of $606,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the long-term debt and is being amortized over the three year term of the loan. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.8125 - $1.35; zero dividends; expected volatility of 102.6%; risk free interest rate of approximately
                5.5%; and an expected life of two years.


         The following table and narrative discusses the convertible notes issued by the Company after the merger with Mobility:

                Convertible notes payable ($125,000 less unamortized discount
                of $68,000)                                                           57,000

                During fiscal 2002 the Company sold of $125,000 of Units of Subordinated Convertible Notes and Common Stock Purchase
                Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,500. The notes bear interest at 10% per annum. Each Note is convertible into Common Stock at $.80 per share. The Company recorded a discount of $66,000 for the beneficial conversion feature, which is being amortized to interest over the term of the notes. Each Warrant is exercisable at $.80 per share until October 31, 2006. The
                Company recorded a fair value of the warrants of $26,000. The estimated fair value of the warrants is treated as a discount on the debt and is being amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.92
                - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      NOTES PAYABLE (CONTINUED)

                Convertible notes payable ($200,000 less unamortized discount of
                $35,000)                                                                165,000

                In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors and two shareholders. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002.The Company did not repay the notes on their due date. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November
                26, 2006. The fair value of the conversion feature of the notes and the fair value of the warrants exceed the face amount of the notes, therefore, the face value of the notes, $200,000, was recorded as a discount and is being amortized over the term of the notes.

                Convertible loan payable ($420,000 less unamortized discount of
                $98,000)                                                                322,000

                In December 2001, the Company closed on a $500,000 loan collateralized by a second interest in telecom accounts receivable and certain other assets. The loan matures on April
                27, 2002 and is payable with interest at 12% per annum. The loan was not repaid or converted on the due date. Interest and principal are convertible at the option of the lenders into the Company's common stock at $.80 per share. The Company recorded a discount of $343,000 for the beneficial conversion feature, which is being amortized to interest over the term of the notes.
                In addition, warrants were issued to purchase up to 360,000 shares of the Company's common stock at $.80 with a fair value of $118,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the debt and is being amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions:
                common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      NOTES PAYABLE (CONTINUED)

                Convertible loan payable ($500,000 less unamortized discount of
                $235,000)                                                                265,000

                In February 2002, the Company closed on a $500,000 loan collateralized by a second interest in telecom accounts receivable and certain other assets. The loan matures on June
                21, 2002 and is payable with interest at 12% per annum. The loan was not repaid or converted on the due date. Interest and principal are convertible at the option of the lenders into the Company's common stock at $.80 per share. The Company recorded a discount of $203,000 for the beneficial conversion feature, which is being amortized to interest over the term of the notes.
                In addition, warrants were issued to purchase up to 250,000 shares of the Company's common stock at $.80 with a fair value of $141,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the debt and is being amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions:
                common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years.

        Supplier note payable entered into by Active Link prior to its merger with Mobility:

                In July 2001, in conjunction with the termination of its                 688,000
                franchise program Active Link negotiated a restructuring
                of existing amounts payable into a long-term note. The vendor forgave $300,000 of the amounts payable, the Company will pay
                $20,000 per month with no interest for the first twelve (12)
                months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. At March 31, 2002 the
                Company was in default on the payments due on the note.


        Notes payable to sellers of companies acquired by Active Link prior to its
        merger with Mobility:                                                            183,000

        Note payable to officer (Note 2)                                                 323,000
                                                                                     -----------

                           Total notes payable                                         3,130,000
                           Less current maturities                                    (2,568,000)
                                                                                     -----------

                                   Notes payable less current maturities             $   562,000
                                                                                     ===========

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      NOTES PAYABLE (CONTINUED)

         The scheduled maturities of notes payable by fiscal year, exclusive of the discount, are, $4,178,000 in 2003, $394,000 in 2004 and $168,000 in
         2005.


(7)      COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS

         The Company has entered into Employment Agreements (the "Agreements") with several key individuals. Generally, the terms of these Agreements provide for a one year term of employment and a fixed minimum amount of annual compensation and bonus-performance incentives. Total compensation paid under these Agreements during fiscal years ended March 31, 2002 and 2001 was $352,000 and $0, respectively.

         The future minimum payments required under these Agreements at March 31, 2002 are as follows:

                           (In Thousands)
                           --------------
                           2003                     $466
                           2004                       55
                                                    ----
                                                    $521
                                                    ====

         OPERATING LEASES

         The Company leases office space and related facilities, equipment and vehicles under non-cancelable operating leases. Future minimum lease payments for such operating leases at March 31, 2002, are as follows:


                    Minimum Lease    Amounts Due      Net Minimum
 (In Thousands)       Payments      from Subleases   Lease Payments
---------------     -------------   --------------   --------------
  2003              $        594     $        109     $        485
  2004                       492               37              455
  2005                       411               --              411
  2006                       214               --              214
  2007                       108               --              108
  Thereafter                  --               --               --
                    ------------     ------------     ------------

                    $      1,819     $        146     $      1,673
                    ============     ============     ============

         Aggregate rental expense, net of sublease rental income of $69,000 and $0, under operating leases was $397,000 and $237,000 for the years ended March 31, 2002 and 2001, respectively.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation

         The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Some seek payment of past due amounts owed by the Company while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time. Management believes, based upon discussion with counsel, that the outcome of these matters will not have a material effect on the Company's financial position; however, there can be no assurance in this regard.

(8)      SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

         Active Link has authorized the establishment and designation of shares of Series A, B, C, D, E, F, G, H and I Preferred Stock, which may be issued with such rights and preferences as determined by the Board of Directors. There were no Preferred Stock shares in any series issued and outstanding at March 31, 2002.

         COMMON STOCK PURCHASE WARRANTS AND ACQUISITION OPTIONS

         The Company has granted warrants and acquisition options, which are summarized as follows:

                                                                          Weighted
                                                         Number            Average
                                                        of Shares       Exercise Price
                                                       ------------     --------------
Outstanding, April 1, 2001                                        0                --

   Options or warrants assumed on
   recapitalization (Note 2)                              2,527,361      $       1.74
   Issued                                                 1,115,000               .84
   Expired                                                 (135,000)             1.30
   Exercised                                                     --                --
                                                       ------------

Outstanding, March 31, 2002                               3,507,361      $       1.47
                                                       ============

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COMMON STOCK PURCHASE WARRANTS AND ACQUISITION OPTIONS (CONTINUED)

         Warrants and acquisition options outstanding at March 31, 2002 will expire as follows:


                                                                Weighted
                                                 Number          Average
               Fiscal Years                     of Shares     Exercise Price
               ------------                   ------------    --------------
                   2003                            225,000     $        .94
                   2004                          1,525,530             2.33
                   2005                            763,760              .75
                   2006                             28,071             1.50
                   2007                            610,000              .80
                   2008                            355,000              .80

         See Notes 6 and 10 for additional warrants issued.

         OTHER RELATED PARTY TRANSACTIONS

         Active Link has used the services of an investment banker ("BMCG"), as a placement agent for offerings in 2002 and 2001 of Common Stock and debt. During 2001, BMCG sold an aggregate of $771,000 in equity and debt securities on behalf of Active Link. Active Link paid BMCG an aggregate of $59,000 in commissions, and issued warrants to purchase an aggregate of 28,071 shares of Common Stock. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $1.9375; zero dividends; expected volatility of 103%; risk free interest rate of approximately 5.5%; and an expected life of two years. Two principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company.

(9)      BENEFIT PLANS

         STOCK OPTIONS

         The 1998 Stock Incentive Plan adopted by Active Link for its employees and consultants provides authority for the grant of options to purchase up to 2,500,000 shares of common stock. Options are granted at the quoted market value on the date of grant. The options granted are either exercisable immediately or become exercisable over a three-year period and must be exercised within five years from the date of grant. At March 31, 2002, the Company had 899,457 options outstanding to purchase common stock at prices ranging from $.40 to $4.00 per share, with expirations occurring through November of 2006. All options under the 1998 Plan were issued at the quoted market value on the date of grant.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)      BENEFIT PLANS (CONTINUED)

         In fiscal year 1999, Active Link adopted the 1999 Non-discretionary Stock Option Plan (the "1999 Plan"), pursuant to which options to purchase up to 300,000 shares of Common Stock could be granted to non-employee directors of the Company. Options to purchase 10,000 shares will be granted to any person becoming a director who is not employed by the Company or any of its subsidiaries. In addition, each non-employee director will receive options to purchase 10,000 shares annually commencing February 1, 2000 and ending February 1, 2004. Options are granted at the quoted market value on the date of grant. The options granted under the 1999 Plan are immediately exercisable and must be exercised within five years from the date of grant. If any option grant expires or terminates, all shares which were not exercised under the option grant will become available for additional awards under the 1999 Plan. At March 31, 2002, the Company had 70,000 options outstanding to purchase common stock at prices ranging from $.69 to $1.88 per share, with expirations occurring through January of 2007. All options granted under the 1999 Plan were issued to non-employee directors at the quoted market value on the date of grant.

         The following is a summary of the status of options granted under the above plans:


(In thousands, except for share                      Number            Aggregate        Weighted Average
information)                                        of Shares       Exercise Price      Exercise Price
-------------------------------                   -------------     --------------     -----------------

Balance, April 1, 2001                                        0      $           0      $           0
Options assumed on
recapitalization                                        999,260          1,397,951      $        1.40
Granted                                                 491,101            470,112      $        0.96
Expired                                                (520,904)          (682,462)     $        1.31
                                                  -------------      -------------
Balances, March 31, 2002                                969,457      $   1,185,601      $        1.22
                                                  =============      =============


         The weighted average exercise price of options granted during fiscal 2002 was $0.96 per share. All options were granted at quoted market values for periods presented. The weighted fair value of the options granted were $.66 for the year ended March 31, 2002.

         Options outstanding at March 31, 2002 will expire as follows:


                                                      Weighted
                                      Number          Average
     Fiscal Years                   of Shares     Exercise Price
     ------------                 ------------    --------------
        2003                           None
        2004                           128,000     $       1.36
        2005                           144,781     $       2.20
        2006                           237,497     $       1.04
        2007                           459,179     $       0.97

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)      BENEFIT PLANS (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation costs for these option plans been determined based on the fair value at the grant date for options granted in 2002 , consistent with the provisions of SFAS 123, the Company's net loss and net loss per share applicable to common stock for 2002 would have been the pro forma amounts indicated below:


             (In thousands, except for share
             information)                                     2002
             -------------------------------------          --------
             Net loss applicable to common stock -
                 as reported                                $(7,992)
             Net loss applicable to common stock -
                 pro forma                                  $(8,021)
             Loss per common share -
                 as reported                                $(.56)
             Loss per common share -
                 pro forma                                  $(.56)

         There were no Options granted to employees in 2001.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                      2002
                                                                    --------
                                       Risk-fee interest            4-5%
                                       Expected life                5 years
                                       Expected volatility          114-125%
                                       Expected dividend            $0


         The following table summarizes the stock options outstanding granted under the Company's stock option plans at March 31, 2002:


                             Options Outstanding                 Options Exercisable
                     ----------------------------------    ----------------------------------
     Range of            Number        Weighted Average        Number        Weighted Average
 Exercise Prices      Outstanding       Exercise Price       Exercisable      Exercise Price
 ---------------     --------------    ----------------    --------------    ----------------
 $   0.40 - 1.00            219,000     $         0.64            197,999     $         0.66
     1.01 - 1.30            453,194               1.04            131,729               1.09
     1.31 - 1.50            167,600               1.48            166,065               1.48
     1.51 - 4.00            129,663               2.51            107,155               2.50
                     --------------                        --------------

 $   0.40 - 4.00            969,457     $         1.22            602,948     $         1.31
                     ==============                        ==============

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)      BENEFIT PLANS (CONTINUED)

         401(k) PLANS

         On August 1, 1985, Active Link established an Employees' Savings Plan
         (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of eighteen. Active Link may make matching contributions of up to 50% of the participant's contribution, made via salary reduction arrangements, as described in the ESP. In addition, Active Link may also make an annual contribution from its profits. Active Link made no contributions to the ESP in fiscal 2002 and Active Link made no contributions prior to its merger with Mobility Concepts.

         Mobility provides a 401(k) employee savings plan option to all employees who meet certain eligibility requirements as defined by the plan. Mobility has elected to make a matching contributions of 25 percent of the first 4 percent and 10 percent of the next 2 percent of employee voluntary contributions. Participants vest in employer contributions over a five year period. Mobility matching contributions to the plan amount to $17,000 and $15,000 for the years ended March 31, 2002 and 2001, respectively.

(10)     CONSULTING AGREEMENTS

         The Company engaged the services of investor and public relations firms in December 2001. The Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock with a fair value of $192,000. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $1.03; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.25%; and an expected life of five years. The fair value of the warrants is being amortized over twelve months. At March 31, 2002 the remaining unamortized amount of approximately $125,000 is classified in the balance sheet with prepaid assets and other current assets. During 1999, Mobility was sued by a former stockholder for breach of contract under a Stock Redemption Agreement, dated May 30, 1998, and for related claims. The dispute was settled in 2000 whereby the Company paid $200,000 to the former stockholder and entered into a Consulting Agreement with such stockholder which provides for sixty monthly payments of $12,223 through June 30, 2005. Due to a change in the relationship, management believes that there is significantly reduced value in future consulting services. Therefore, the present value of the future payments on this obligation have been recorded as a liability on the balance sheet in the amount of $359,000 and a corresponding amount has been expensed.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(11)     INCOME TAXES


         The Company's Deferred Tax assets consist of the following as of March 31, 2002:


         Tax effect of Net Operating Loss Carryforwards                       6,740,000
         Impairments of Assets and Goodwill on Assets not yet sold              445,000
         Discontinued Operation and Future rent accruals                        198,000
         Other                                                                   66,000
                                                                             ----------
                                                                              7,449,000
         Valuation Allowance                                                 (7,449,000)
                                                                             ----------
         Net Deferred Tax Asset                                                      --

A full valuation allowance has been provided against all the Company's deferred tax assets, as it cannot determine if it is not more likely than not that the assets will be realized.

Prior to its merger with Active Link, Mobility was incorporated as a subchapter S corporation under the Internal Revenue Service (IRS) Code pursuant to which profits were allocated and taxed to Mobility's stockholder. Accordingly, no liability or provision for federal income taxes is included in the financial statements for the year ended March 31, 2001 and no deferred taxes were provided for temporary differences between tax and financial reporting. Subsequent to the merger the combined Company generated approximately $2,800,000 in net operating loss carryforwards (NOL's). In addition Active link, prior to its merger with Mobility had NOL's totaling approximately $15,300,000. The pre-merger Active Link NOL's are subject to significant limitations based on IRS Code Section 382 regarding changes in control of Active Link, whereby a substantial portion of Active Links NOL's may never be available to the Company. The NOL expires in varying amounts from 2005 through 2022.

The Company effective tax rate of zero in 2002 differs from the federal tax rate of 34% because of the following:

Federal Statutory Rate                                        (34%)
Effect of State Taxes                                          (3%)
Permanent Differences related to S-Corporation period
   Non-deductibility of debt discounts for tax purposes        16%
Increase in Valuation Allowance                                21%
                                                          -------
Effective Tax Rate                                              0%

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(12)     CERTAIN RISKS AND CONCENTRATIONS

         The Company's products are concentrated in the mobile computing/wireless data industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. The Company's inventories include spare parts and components, which are specialized in nature and subject to technological obsolescence.

         While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

         During the fourth quarter of fiscal 2002 the Company exceeded its credit limit with its major supplier. As a result, the supplier placed the Company on a prepayment basis for future orders. Due to the Company's cash position this had a significant impact on hindering sales. Subsequent to year end the supplier agreed to convert the balance due of approximately $2,600,000 into a Promissory Note. The terms of the note call for monthly payments of $100,000 over twelve months with balloon payments of $500,000 to be paid in June and December 2002 and in June 2003. The Company will pay interest at a rate of 6% per annum.

(13)     SUBSEQUENT EVENTS

         On April 15, 2002, the Company sold certain assets related to its Texas voice operations to an unrelated third party for $50,000 in cash and the assumption of approximately $144,000 in liabilities. The Company used the proceeds from the sale, less transaction costs, to pay obligations associated with the assets sold.

         Subsequent to year end a convertible note was extended and the conversion price was changed from $.80 to $.25 per common shares. As a result, the conversion price of other convertible notes will be adjusted in accordance with the terms of the note agreements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: July 12, 2002

                             ACTIVE LINK COMMUNICATIONS, INC.
                                  (a Colorado Corporation)


                             By:  /s/  Timothy A. Ells
                                 ----------------------------------------------
                                  Timothy A. Ells, President and Chief
                                    Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  July 12, 2002                                By:  /s/  David E. Welch
                                                          ----------------------------------------------------
                                                          David E. Welch, Vice President, Secretary, Treasurer
                                                          and Chief Financial Officer


Dated:  July 12, 2002                                By:  /s/  John Jenkins
                                                          ----------------------------------------------------
                                                          John Jenkins, Director


Dated:  July 12, 2002                                By:  /s/  James M. Ciccarelli
                                                          ----------------------------------------------------
                                                          James M. Ciccarelli,
                                                          Chairman of the Board of Directors and Director


Dated:  July 12, 2002                                By:  /s/  Tamara  A. Ells
                                                          ----------------------------------------------------
                                                          Tamara A. Ells, Director


Dated:  July 12, 2002                                By:  /s/  Louis P. Panetta
                                                          ----------------------------------------------------
                                                          Louis P. Panetta, Director


Dated:  July 12, 2002                                By:  /s/  Timothy A. Ells
                                                          ----------------------------------------------------
                                                          Timothy A. Ells, Director

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER                                   DESCRIPTION
     -------                                  -----------

         2. Plan of Acquisition

                  (a) Plan and Agreement of Merger dated October 20, 1998 by and among Interconnect Acquisition Corporation, Communications World International, Inc. and IAC
                           Acquisition Corporation.(1)

                  (b) Merger Agreement dated September 30, 2000 by and among IAC Acquisition Corporation, Communications
                           World International, Inc., Application Consultants,
                           Inc., Timothy L. McClung, Darren L. Schaefer, Warren
                           Shawn Kissman, Timothy L. Woods and Dennis J.
                           Johanningmeier filed as Exhibit 2.1 to the Form 8-K dated October 4, 2000 is incorporated herein by reference.

                  (c)      Amended and Restated Agreement by and among Active
                           Link Communications, Inc., ALCI Acquisition Corp.,
                           Mobility Concepts, Inc., Timothy Ells, and James
                           Ciccarelli filed as Exhibit 2.1 to the Form 8-K dated
                           November 8, 2002 is incorporated herein by reference.

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

                  (d) Articles of Amendment to the Articles of Incorporation dated August 4, 1998 filed as Exhibit
                           3(d) to the report on Form 10-KSB for the year ended
                           April 30, 1998 is incorporated herein by this reference.

                  (e) Articles of Amendment to the Articles of Incorporation dated March 23, 1999.(1)


     EXHIBIT
     NUMBER                                   DESCRIPTION
     -------                                  -----------
                  (f)      Articles of Amendment to the Articles of
                           Incorporation dated November 8, 2000.

         10. Material Contracts

                  (a)      Amended and Restated 1997 Stock Option Plan filed as
                           Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

                  (b)      1998 Stock Incentive Plan. (1)

                  (c)      1999 Non-discretionary stock option plan. (1)

                  (d)      Consulting agreement between Registrant and Bathgate
                           McColley Capital Group LLC, dated January 3, 2000 filed as Exhibit 10 to the Report on Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

                  (e)      Settlement Agreement and Release of Claims effective
                           July 30, 2001, between Registrant and Toshiba
                           American Information Systems, Inc. and Promissory
                           Note dated July 30, 2001, in the amount of $807,536.07.

                  (f)      Registration Rights Agreement among Active Link
                           Communications, Inc. and Timothy Ells filed as
                           Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

                  (g)      Employment Agreement between Active Link
                           Communications, Inc. and Timothy Ells filed as
                           Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

                  (h)      Employment Agreement between Mobility Concepts, Inc.
                           and Tamara Ells filed as Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

                  (i)      Employment Agreement between Active Link
                           Communications, Inc. and David E. Welch.

                  (j.1)    Assignment of Accounts and Security Agreement dated
                           December 21, 2001 with SPECTRUM Commercial Services
                           Company.

                  (j.2) Guaranty of Timothy Ells for Assignment of Accounts and Security Agreement dated December 21, 2001 with
                           SPECTRUM Commercial Services Company.

                  (j.3) Guaranty of Tamara Ells for Assignment of Accounts and Security Agreement dated December 21, 2001 with
                           SPECTRUM Commercial Services Company.

                  (k) Convertible Promissory Note dated November 26, 2001 between Active Link Communications, Inc. and James
                           Ciccarelli.

                  (l.1)    Promissory Note dated May 28, 2002 between Fujitsu PC
                           Corporation and Mobility Concepts, Inc. in the amount of $2,611,871.07.

                  (l.2)    Guaranty of Timothy Ells and Tamara Ells for
                           Promissory Note dated May 28, 2002 between Fujitsu PC
                           Corporation and Mobility Concepts, Inc.


     EXHIBIT
     NUMBER                                   DESCRIPTION
     -------                                  -----------
                  (m.1)    Stock Purchase Agreement dated June 5, 2002 between
                           Unisource Cap LLC and Active Link Communications,
                           Inc.

                  (m.2)    Amendment to Stock Purchase Agreement dated June 5,
                           2002 between Unisource Cap LLC and Active Link
                           Communications, Inc.

               (1) Filed as an exhibit to the Report on Form 10-SB, as amended and incorporated herein by this reference.