Form 10KSB/A
period 2002-03-31
ACTIVE LINK COMMUNICATIONS INC
filed 2002-07-29
CIK 727347

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                                   ----------

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the fiscal year ended:  MARCH 31, 2002

         [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from            to            .
                                            ------------  ------------

         Commission file number:  0-30220

                                   ----------

                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Colorado                                      84-0917382
----------------------------------------            -------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      identification No.)

1840 Centre Point Drive, Naperville, IL                        60563
----------------------------------------            -------------------------
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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  July 26, 2002

                                           ACTIVE LINK COMMUNICATIONS, INC.
                                                (a Colorado Corporation)


                                           By: /s/  Timothy A. Ells
                                               ---------------------------------
                                               Timothy A. Ells, President and
                                               Chief Executive Officer

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of Active Link Communications, Inc. (the "Company" or "Active Link") are as follows:

Name                                Position
----                                --------
James M. Ciccarelli                 Chairman of the Board of Directors and Director

Tamara A. Ells                      Director

Timothy A. Ells                     President, Chief Executive Officer and Director

John P. Jenkins                     Director

Louis P. Panetta                    Director

David E. Welch                      Vice President, Chief Financial Officer, Secretary and Treasurer

James M. Ciccarelli - Age 49. Mr. Ciccarelli has been a director and Chairman of the Board of the Company since July 1998. Mr. Ciccarelli served as Chief Executive Officer of the Company from July 1, 1998 to November 8, 2001. He served as President and CEO of Interconnect Acquisition Corporation from its founding in 1997 until its merger with the Company. He has served as a director of Birner Dental Management Services, Inc., since 1995. He also serves as a director for Wireless Telcom, Inc. and has served in that capacity since 1993. From 1990 to 1993, Mr. Ciccarelli was the Vice President of Intelligent Electronics and the President and CEO of its Reseller Network Division from 1987 to 1989. From 1988 to 1990, he was President of Connecting Point of America.

Tamara E. Ells - Age 43. Ms. Ells has been a director of the Company since November 2001. From May 1998 to present, Ms. Ells has been a director of Mobility Concepts, Inc. Ms. Ells has served as President of Mobility Concepts, Inc. since November 2001. From May 1998 until November 2001, Ms. Ells served as Vice President - Marketing of Mobility Concepts, Inc. From July 1994 until May 1998, Ms. Ells served as Sales Manager of P.C. Solutions, Inc. Ms. Ells received a B.A. degree from Northwestern University.

Timothy A. Ells - Age 47. Mr. Ells has been a director, Chief Executive Officer and President of the Company since November 2001. From May 1998 to present, Mr. Ells has served as a director of Mobility Concepts, Inc. ("Mobility"). Mobility merged with the Company in November of 2001. Mr. Ells served as President of Mobility Concepts, Inc., formerly known as P.C. Solutions, Inc., since January 1994. Mr. Ells holds a B.S. degree from the University of Wisconsin - Madison.

John P. Jenkins - Age 52. Mr. Jenkins has been a director of the Company since August 2000. Since January 2001, Mr. Jenkins has served as President and Chief Executive Officer of SAN Holdings, Inc dba Storage Area Networks, Inc. a supplier of enterprise-level data storage and management solutions. Mr. Jenkins served as Chairman and Chief Executive Officer of TAVA Technologies Inc. from 1995 to 2000. From 1990 to 1995, Mr. Jenkins served as President of Morgan Technical Ceramics, Inc. He currently serves as a director of Colorado MEDtech, Inc., a leading provider of advanced medical products. Mr. Jenkins received a B.S. degree from the University of Washington and a JD degree from the University of Denver.

Louis P. Panetta - Age 52. Mr. Panetta has been a director of the Company since November 2001. From December 2001 to present Mr. Panetta has been a director of Mobility Concepts, Inc. Mr. Panetta has served as Vice President of Marketing and Investor Relations of Mobility Concepts, Inc. since November 2001. Before joining Mobility Concepts, Mr. Panetta served as President and CEO of Fujitsu Personal Systems, Inc. from August 1992 until August 1999. Mr. Panetta has also served as a Director of Communications Intelligence Corp. since October 2000. Mr. Panetta received a B.S. degree from Niagara University.

David E. Welch - Age 55. Mr. Welch joined Active Link in February 1999. In July 1999 he became Vice President and Chief Financial Officer, Secretary and Treasurer. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Micromedex, Inc., an electronic publishing firm, located in Denver, Colorado. From 1989 to 1996, he served as Director of Information Systems, for the Reseller Division of Intelligent Electronics, Inc. Mr. Welch received a B.S. degree from the University of Colorado.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Mr. Ells and Ms. Ells are husband and wife; there are no other family relationships between any director or executive officer of the Company.

Based on a review of forms received by the Company which were submitted to the Securities and Exchange Commission by officers and directors and 10% shareholders of the Company, the Company believes that, during fiscal 2002, these persons complied with all applicable filing requirements on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended March 31, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-term Compensation
                                                                            ----------------------------------
                                                  Annual Compensation               Awards             Payouts
                                         ---------------------------------  -----------------------    -------
                                                                 Other      Restricted
Name and                                                         Annual       Stock       Options/      LTIP        All Other
Principal Position (1) (2)     Year      Salary $     Bonus   Compensation    Awards        SARs       Payouts     Compensation
--------------------------     ----      --------     -----   ------------  ----------     -------     -------     ------------
Timothy A. Ells, CEO           2002      $ 86,583       -0-         -0-         -0-            -0-        -0-            -0-

James M. Ciccarelli, CEO       2002      $ 65,448       -0-         -0-         -0-         70,000        -0-            -0-

David E. Welch, VP & CFO       2002      $113,756       -0-         -0-         -0-         75,000        -0-            -0-

James M. Ciccarelli, CEO       2001      $ 70,123       -0-         -0-         -0-            -0-        -0-            -0-

(1) Mr. Ells became President and CEO of Active Link on November 8, 2001 in connection with the merger between Active Link and Mobility. Mr. Ells has entered into an employment agreement with the Company which provides for an annual salary of $200,000.

(2) The Company pays health insurance premiums for Mr. Ciccarelli and Mr. Welch. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officers, which includes automobile expense of approximately $16,450 in fiscal 2002 and $8,400 in fiscal 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     Number of            Percent of Total
                               Securities Underlying        Options/SAR's
                                   Options/SAR's        granted to employees       Exercise or            Expiration
 Name                               Granted (#)             in fiscal year       base price ($/sh)           Date
 ----                          ---------------------    --------------------     -----------------        ----------
 James M. Ciccarelli, CEO             70,000                   14.9%                 $  1.50                5/24/06

 David E. Welch, VP & CFO             75,000                   15.3%                 $   .40                5/24/06

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

                                                                  Number of Securities          Value of
                                    Shares                             Underlying              Unexercised
                                   Acquired                            Unexercised            In-The-Money
                                      On              Value           Options/SARs            Options/SARs
                                   Exercise          Realized         At FY-End (#)            Exercisable/
Name                                 (#)               ($)       Exercisable/Unexercisable    Unexercisable
----                               --------          --------    -------------------------    -------------
James M. Ciccarelli, CEO            30,000             $ 0           184,000/184,000             $ 0/$ 0

David E. Welch, VP & CFO              0                $ 0           246,500/246,500             $ 0/$ 0

401(k) Plans

On August 1, 1985, the Active Link established an Employees' Savings Plan (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of eighteen. As amended, the Active Link may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Active Link may also make an annual contribution from its profits. Active Link made no contribution to the ESP in 2002 or 2001. Active Link is in the process of terminating this plan.

Mobility provides a 401(k) employee savings plan option to all employees who meet certain eligibility requirements as defined by the plan. Mobility has elected to make a matching contributions of 25 percent of the first 4 percent and 10 percent of the next 2 percent of employee voluntary contributions. Participants vest in employer contributions over a five year period. Mobility matching contributions to the plan amounted to $17,000 and $15,000 for the years ended March 31, 2002 and 2001, respectively.

Stock Option and Stock Appreciation Plans

In fiscal 1998, the Company adopted the 1997 Stock Option Plan (the "97 Plan"), pursuant to which options to purchase up to 150,000 shares of Common Stock may be granted to employees and consultants of the Company. Additionally, the Plan provided for the specific grant of 135,000 options to certain key employees and consultants. Of these options, 115,000 were granted at $1.30 per share and 20,000 were granted at $1.50 per share, representing the fair market values on the respective dates of grant. The options expired in August 2001 and February 2002, respectively. No other options have been granted under the 97 Plan.

In fiscal 1999, the Company adopted the 1998 Stock Option Plan (the "98 Plan"), pursuant to which options to purchase up to 2,500,000 shares of Common Stock may be granted to employees and consultants of the Company. Options to purchase 969,457 shares have been granted at exercise prices ranging from $.40 to $4.00 per share. Of this amount, options to purchase 516,000 shares have been granted to officers and directors of the Company. The exercise prices for all options have been based on the fair market value per share of the Common Stock on their respective dates of grant.

Compensation of Directors

In fiscal 1999, the Company adopted the 1999 Non-Discretionary Stock Option Plan (the "99 Plan"), pursuant to which options to purchase up to 300,000 shares of common stock may be granted to non-employee directors of the Company. Options to purchase 10,000 shares will be granted to any person becoming a director who is not employed by the Company or any of its subsidiaries. In addition, each non-employee director will receive options to purchase 10,000 shares annually. If any option grant expires or terminates, all shares which were not issued under the option grant will become available for additional awards under the 1999 Plan. The options are exercisable for five years from the date of grant. Options to purchase 10,000 shares were granted to each of the two persons who were non-employee directors at the fair market value on the date of grant during the fiscal year ended March 31, 2002.

The Company does not pay directors for meetings attended. During the year ended March 31, 2002, the Company held 5 meetings of the Board of Directors and took action at other times by written consent. Each director attended 80 percent of the meetings held during the period he or she served as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on June 21, 2002 and information as of June 21, 2002 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners

         Name & Address of                                            Shares Beneficially
         Beneficial Owner                     Title of Class                Owned (1)           Percent
         ----------------                     --------------          -------------------       -------
John P. Jenkins (2)                            Common Stock                  146,938              .71%
5235 E. Princeton Avenue
Englewood, Colorado 80110

Timothy A. Ells (3)                            Common Stock                9,959,651            53.19%
1840 Centre Point Drive
Naperville, Illinois 60563

James M. Ciccarelli (3) (4)                    Common Stock                1,874,832             8.32%
7388 S. Revere Parkway, Suite 1000
Englewood, Colorado 80112

Tamara A. Ells (4)                             Common Stock                   30,000              .15%
1840 Centre Point Drive
Naperville, Illinois 60563

Louis P. Panetta (4)                           Common Stock                   27,700              .13%
1840 Centre Point Drive
Naperville, Illinois 60563

Officers and Directors as                      Common Stock               12,365,621            54.33%
a Group (6 persons)(2)(6)

Steven M. Bathgate (5)                         Common Stock                1,379,215             5.74%
5350 S. Roslyn, Suite 400
Englewood, Colorado  80111

Donnette L. Hall (7)                           Common Stock                6,000,000            23.85%
180 E. Pearson Street
Chicago, Illinois  60601

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) The number of shares set forth opposite the name of John P. Jenkins and officers and directors as a group includes options and a warrant to purchase an aggregate of 57,000 shares. Also included are 37,938 shares which underlie a convertible note in the principal amount of $25,000 payable to Mr. Jenkins' spouse.

(3) The number of shares set forth opposite the name of Timothy A. Ells includes 1,030,000 shares of stock owned by Mr. Ciccarelli as Mr. Ciccarelli has given Mr. Ells his proxy to vote these shares until October 18, 2002.

(4) The number of shares set forth opposite the name of James M. Ciccarelli includes (i) options and a warrant to purchase 309,000 shares, and (ii) 535,832 shares which underlie a convertible note in the principal amount of $125,000. The numbers of shares set forth opposite the names of Tamara A. Ells and Louis P. Panetta include options to purchase 30,000 and 25,500 shares, respectively. The number of shares set forth opposite the name of Tamara A. Ells do not include any shares owned by her husband.

(5) The shares set forth opposite the name of Steven M. Bathgate include warrants to purchase 337,365 shares. Also included are 314,350 shares which underlie convertible notes in the principal amount of $137,500 payable to Mr. Bathgate. Mr. Bathgate is a principal of Bathgate McColley Capital Group, LLC.

(6) The number of shares set forth opposite the officers and directors as a group includes the aforementioned options to Messrs. Ciccarelli and Panetta and Ms. Ells, as well as, options to purchase 246,500 shares for Mr. Welch.

(7) The shares set forth opposite the name of Donnette L. Hall may be acquired by her through conversion of notes and exercise of warrants. See Item 12.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has used the services of Bathgate Capital Partners LLC, which was formerly known as Bathgate McColley Capital Group, LLC ("BMCG"), as a placement agent for offerings in 1998 and 1999 of Common Stock, Preferred Stock and debt. During this period, BMCG sold an aggregate of $3,137,000 in equity and debt securities on behalf of the Company. The Company paid BMCG an aggregate of $253,667 in commissions, and issued warrants to purchase an aggregate of 250,850 shares of Common Stock. Steven M. Bathgate and Eugene McColley, principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company. In the Company's unit offering completed in May 1998, Mr. Bathgate purchased 40,000 Units and Mr. McColley purchased 40,000 Units. The purchase price was $1.25 per Unit, with each Unit consisting of one share of common stock and one warrant exercisable at $2.50 per share for a five year period. In the private placement completed in March 1999, Mr. Bathgate purchased 349,250 Units and Mr. McColley purchased 194,250 Units. The purchase price for each Unit was $200, with each Unit consisting of one share of Series H Preferred Stock and 40 warrants. Each warrant entitles the holder to purchase one share of common stock at $3.00 share through October 20, 2003. Each one share of Series H Preferred Stock was converted into 200 shares of common stock upon the approval of shareholders to an increase in the authorized shares of common stock. In July 1999 the Company began the sale of Units of Subordinated Convertible Notes and Warrants. Mr. Bathgate and Mr. McColley purchased 2 and 1 units, respectively. Each unit consisted of a $50,000 Subordinated Convertible Note and 20,000 Warrants for a purchase price of $50,400. The Company completed the offering in November 1999. BMCG sold an aggregate of $2,200,000 in debt and warrants. The Company paid BMCG a commission of $133,000 and issued warrants to purchase 115,000 shares of Common Stock. In addition, BMCG was paid a consulting fee of $35,000 for assistance with certain acquisitions made by the Company during fiscal 2000. During fiscal 2001 the Company: (i) paid BMCG a commission of $38,000 and issued warrants to purchase 20,571 shares of Common Stock in connection with the sale of 300,000 shares of the Company's Common Stock; (ii) paid BMCG a commission of $15,000 and issued warrants to purchase 7,500 shares of Common Stock in connection with the sales of $375,000 of convertible notes;
(iii) paid BMCG a commission of $5,760 for their assistance in the early exercise of warrants; and (iv) paid BMCG a consulting fee of $15,000 for assistance with the acquisition made by the Company during the year. It is expected that BMCG will be paid commissions and issued warrants upon the sale of additional securities of the Company.

In June 2002, Mr. Bathgate advanced the Company $75,000 as an unsecured loan.

In August 2001, the Company entered into a short term borrowing agreement with a bank for a $200,000 line of credit. The Chairman of the Company's Board of Directors, Mr. Ciccarelli, and two of the Company's shareholders, Messrs. Bathgate and McColley, have personally guaranteed the line of credit. Messrs. Bathgate and McColley receive an aggregate of 15,000 warrants exercisable at $.80 until August 2006 for each month the personal guarantees are in place. At June 30, 2002 150,000 warrants have been issued. The line of credit was fully utilized at March 31, 2002.

In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors, Mr. Ciccarelli, and two shareholders, Messrs. Bathgate and McColley. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November 26, 2006.

On September 28, 2001, Timothy A. Ells, Mobility's President and CEO and sole shareholder deposited $1,500,000 into Mobility. This deposit represented (a) his payoff of amounts previously advanced to him (approximately $580,000, including approximately $20,000 of interest, at September 28, 2001), (b) a loan to Mobility of $400,000 (bearing interest at 6 percent, with monthly principal payments of $16,667 beginning October 31, 2001 and the final balance due September 30, 2003) and (c) the remainder, approximating $520,000, being a capital contribution to Mobility.

In December 2001, the Company entered into a financing agreement with a finance company to provide a revolving loan facility. Payment of the obligation has been personally guaranteed by Mr. Ells, who is the President and CEO and principal shareholder of the Company.

On May 28, 2002, the Company reached an agreement with Fujitsu PC Corporation to restructure amounts owed them, in the amount of $2,611,871.07. Payment of the obligation has been personally guaranteed by Mr. Ells and his wife, Tamara A. Ells, who is the President of Mobility and a Director of the Company.

In connection with the merger of Active Link and Mobility, Mr. Ells signed a one year employment agreement that provides for a base salary of (i) $200,000; (ii) reimbursement of up to $7,500 per year of life and disability premiums; (iii) a $650 per month car allowance; (iv) and reimbursement of club dues and other expenses not to exceed $10,000 per year.

In connection with the merger of Active Link and Mobility, Ms. Ells signed a one year employment agreement that provides for a base salary of (i) $250,000; (ii) reimbursement of up to $7,500 per year of life and disability premiums; (iii) and a $500 per month car allowance.

On September 29, 2001, Donnette L. Hall, loaned Mr. Ells $1,500,000. This loan is convertible into the common stock of the Company owned by Mr. Ells at $1.00 per share.

In February 2002, Ms. Hall purchased a convertible note from the Company in the amount of $500,000 convertible into the common stock of the Company at $.25 per share. In addition, Ms. Hall received warrants to purchase 250,000 shares of common stock at $.25 per share.

In July 2002, Ms. Hall purchased a convertible note from the Company in the amount of $500,000 convertible into the common stock of the Company at $.25 per share. In addition, Ms. Hall received warrants to purchase 250,000 shares of common stock at $.25 per share. Payment of the note has been personally guaranteed by the Mr. Ells and Mrs. Ells.