Form 10QSB
period 2002-06-30
ACTIVE LINK COMMUNICATIONS INC
filed 2002-08-16
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                                   ----------

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  JUNE 30, 2002

[ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.




Commission file No. 0-30220

                                   ----------


                        ACTIVE LINK COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                        Colorado                                                    84-0917382
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

        1840 Centre Point Drive, Naperville, IL                                     60563
--------------------------------------------------------------       ------------------------------------
        (Address of principal executive offices)                                 (Zip Code)


                                 (630) 955-9755
            --------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

          7388 S. Revere Parkway, Suite 1000, Englewood, Colorado 80112
         --------------------------------------------------------------
                           (Former Address of Issuer)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

The aggregate market value of the voting stock held as of August 9, 2002 by non affiliates of the issuer was $1,955,000. As of August 9, 2002 the issuer had 20,659,497 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002
                            (IN THOUSANDS OF DOLLARS)




ASSETS
Current assets:
   Cash                                                                              $          15
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $485                                                               951
   Inventory                                                                                   614
   Prepaid product purchases                                                                   323
   Prepaid expenses and other current assets                                                   204
                                                                                     -------------
       Total current assets                                                                  2,107

Property and equipment, net                                                                    119
Deposits and other assets                                                                       70
                                                                                     -------------
                                                                                     $       2,296

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Trade accounts payable                                                           $       4,392
    Revolving lines of credit and other short term borrowings                                  876
    Current portion of notes payable (including $226 due to a related party)                 5,723
    Accrued interest payable                                                                   475
    Accrued expenses and deposits                                                            1,768
                                                                                     -------------
       Total current liabilities                                                            13,234

Notes payable (including $56 due to a related party)                                           440
                                                                                     -------------
       Total liabilities                                                                    13,674
                                                                                     -------------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                                                --
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 20,659,497                                               268
   Additional paid-in capital                                                                3,606
   Excess of liabilities assumed over assets acquired, net                                  (4,348)
   Accumulated deficit                                                                     (10,904)
                                                                                     -------------
        Total stockholders' deficit                                                        (11,378)
                                                                                     -------------
                                                                                     $       2,296
                                                                                     =============


See accompanying notes to consolidated financial statements

               ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
           (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)


                                                     For the Three Months Ended June 30,
                                                     -----------------------------------
                                                         2002                   2001
                                                     -------------         -------------
Revenue:
   Equipment sales and service                        $      2,508         $      3,804
   Other revenue                                                 3                   13
                                                      ------------         ------------
                                                             2,511                3,817
                                                      ------------         ------------

Costs and expenses:
    Cost of equipment sales and service                      1,908                3,110
    Selling                                                    295                  345
    General and administrative                                 915                  863
    Depreciation and amortization                               26                    8
    Interest expense                                         1,306                   31
                                                      ------------         ------------

                                                             4,450                4,357

     Net income (loss)                                $     (1,939)        $       (540)
                                                      ============         ============

Income (loss) per common share:
     Basic and Diluted
          Net income (loss)                           $       (.09)        $       (.05)
                                                      ============         ============

Weighted average number of shares outstanding:
     Basic and Diluted                                  20,659,497            9,959,651
                                                      ============         ============

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)


                                                                              2002                 2001
                                                                          ------------         ------------
Cash flows from operating activities:
   Income (loss) from operations                                          $     (1,939)        $       (540)
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                             26                    8
          Amortization of debt discount and debt issuance costs                    994                   --
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                                 681                  988
               Inventories                                                         232                  (38)
               Deposits and other assets                                           134                    5
               Checks issued in excess of funds on deposit                        (169)                (889)
               Trade accounts payable and accrued expenses                        (296)                  45
                                                                          ------------         ------------
               Net cash used by operating activities                              (337)                (421)
                                                                          ------------         ------------

Cash flow from investing activities:
    Proceeds from (advances) to shareholder                                         --                  (35)
                                                                          ------------         ------------
               Net cash used by investing activities                                --                  (35)
                                                                          ------------         ------------

Cash flows from financing activities:
    Net borrowings (repayment) under line-of-credit agreement                       97                  (10)
    Proceeds from issuance of convertible debt and other notes                     514                   --
    Repayment of notes                                                            (225)                  --
    Repayment of capital lease obligations                                         (34)                  --
                                                                          ------------         ------------
               Net cash provided by (used in) financing activities                 352                  (10)
                                                                          ------------         ------------

Net increase (decrease) in cash                                                     15                 (466)

Cash at beginning of the period                                                      0                   26
                                                                          ------------         ------------

Cash at end of the period                                                 $         15         $       (440)
                                                                          ============         ============


Supplemental disclosures of cash flow information:
        Interest paid                                                     $         57         $         31
        Non-cash debt discount                                                     249                   --



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

         These statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto, at March 31, 2002 as filed in the Company's report on Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the three months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $1,939,000 for the three months ended June 30, 2002 and has a working capital deficit of $11,127,000 as of June 30, 2002. The working capital deficit includes Subordinated Convertible Notes and accrued interest of approximately $3,645,000 due between September 30 and October 31, 2002, which is convertible into the Company's common stock from $.25 to $.75 per common share. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due.

         The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at June 30, 2002. Additionally, the Company is currently in default under the payment terms on many of its other notes, including a note with a telecommunications vendor associated with the Company's discontinued operations. Furthermore, the Company's major product vendor, for its continuing operations, has notified the Company it will only sell to the Company on a cash basis. During this reporting period the Company reached an agreement with the vendor to restructure amounts owed the vendor as described in Note 4. The President/CEO and major shareholder of the Company has personally guaranteed payment of the obligation. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         To address its cash flow concerns, subsequent to the merger, the Company borrowed funds as follows:

                  o $500,000 Due in May 2002, secured by certain assets of the former voice communications operations (currently in default)

                  o $200,000 Due in April 2002, unsecured, issued to the Company's Chairman of the Board and two shareholders (currently in default)

                  o $500,000 Due in September 2002, unsecured, convertible

                  o $500,000 Due in December, 2002, unsecured, convertible

                  o $225,000 Advance provided by a stockholder to allow the Company to purchase product for resale

                  o $76,966 Advance provided by a stockholder to allow the Company to purchase product for resale

         Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash positive or raise necessary additional debt and/or equity capital. However, the Company has demonstrated its ability to raise capital. Management believes that if the Company can obtain additional funding, the Company will have adequate capital resources to continue operating and maintain its business strategy during fiscal 2003. The Company is currently attempting to raise between $3,000,000 and $5,000,000 in private placements of its common stock and convertible debentures. If substantial losses continue and/or the Company is unable to raise additional capital, liquidity problems could cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)      FINANCING AGREEMENT

         In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility. The agreement permits the Company to sell with recourse trade accounts receivable up to $3,000,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collateralized by substantially all of the assets of the Company. The agreement was automatically renewed in June 2002 for an additional six month period. At June 30, 2002, the Company had outstanding borrowings of $374,000.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

(3)      FINANCING AGREEMENT (CONTINUED)

         Subsequent to the current period, the Company entered into a purchase order financing program with the same finance company that handles the revolving loan facility. Under this program, the finance company advances funds directly to suppliers to purchase product. Upon shipment of the product to the end customer the resulting invoice is sold to the finance company under the existing financing arrangement. The proceeds from this transaction are applied to outstanding amounts due under the purchase order program.

 (4)     NOTES PAYABLE

         In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note. The Company paid $500,000 in June 2002 and will pay $100,000 per month for twelve (12) months, with a balloon payment of $500,000 due in December 2002 and a final balloon payment due in June 2003. Interest will accrue at 6.0% per annum and will be paid with the final balloon payment. At June 30, 2002 the balance due was $2,111,871.

         During the period ended June 30, 2002 the Company received net proceeds of $500,000 from a Convertible Promissory Note. The note holder is entitled to reimbursement of interest incurred on a note from her bank. This Note is convertible into Common Stock at $.25 per share. Principal and interest on the note is due December 27, 2002.

         Due to this new convertible note, and to the renegotiation of the due date on another $500,000 convertible note, the Company recorded an additional $249,000 in deferred financing charges during the period. These charges relate to the beneficial conversion due to a reduced conversion price and will be amortized over the life of the notes.

(5)      DISCONTINUED OPERATIONS

         Active Link Communications, Inc. ("Active Link") has undergone a strategic realignment of its business model into the mobile computing industry through its merger with Mobility Concepts, Inc. ("Mobility"). The Company has completed this realignment during the current reporting period with the disposal of its voice communications unit, located in Houston and Dallas/Ft. Worth metropolitan areas. The disposal was completed after certain key complimentary technical skills were transferred to the new operation. As a result, the operations of Mobility are now the only remaining operations of the Company. At the date of the merger between Active Link and Mobility, the Company estimated it would incur $700,000 of losses on its discontinued operations through the estimated disposal date (March 31, 2002). As a result, the Company accrued this estimated loss from the future discontinued operations on the merger date. Additionally, as a result of management's review of the realizability of goodwill related to the remaining voice operations, the Company recorded a $716,000 impairment of its goodwill during the quarter ended December 31, 2001.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements herein, other than historical fact, may be deemed forward-looking. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements, include, among others, the ability to obtain additional financing, which is not assured; price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and suppliers' ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; the Company's ability to attract acquisition candidates and to successfully integrate acquisitions into the Company's business; interest rate fluctuations and other general economic conditions, as discussed in the Company's report on Form 10-KSB for the year ended March 31, 2002. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.

Results of Operations and Cash Flows

For the three month period ended June 30, 2002, the Company reported net losses of $1,939,000, as compared to a net loss of $540,000 for the comparable period ended June 30, 2001. Total revenue for the quarter ended June 30, 2002 was $2,511,000 compared to total revenue of $3,817,000 for the quarter ended June 30, 2001.

The decrease in sales for the three month period was predominately caused by supplier requirements to prepay product purchases, thereby limiting sales based upon available capital. Also, the implementation of several major customer projects was delayed. The gross margin percentage on direct equipment sales and service increased from 18% to 24% for the three months ended June 30, 2001 to the three months ended June 30, 2002. The increase in gross margin for the quarter reflects the impact of positive inventory adjustments of $116,000. The gross margin percentage adjusted to exclude the impact of the inventory adjustments increased slightly from 18% for the three months ended June 30, 2001 to 19% for the three months ended June 30, 2002.

Selling expenses for the three month period ended June 30, 2002 were $295,000, representing a reduction of $50,000 from the same quarter of the prior year's selling expenses of $345,000. This decrease of 14.5% was due to the reduction in commissions directly resulting from the lower revenues for the current period.

The increase in general and administrative expenses was $52,000, an increase from $863,000 for the three month period ended June 30, 2001 to $915,000 for the same period for the current fiscal year. The increase includes redundant corporate staff and related expenses in Denver of $160,000. These costs are being phased out with the transition of corporate headquarters to the Naperville location and will be predominately eliminated by the end of the next quarter. In preparation for the transition of corporate headquarters subsequent to the merger, salaries in Naperville increased $106,000 for the three months ended June 30, 2002 compared to the same period of the prior fiscal year. Offsetting these increases, the Company did not incur merger related legal, accounting and travel expenses of $163,000 compared to the same quarter of the prior fiscal year. Additionally, consulting expenses of $55,000 were incurred during the quarter ending June 30, 2001 that were not incurred during the current period. These expenses were comprised of services provided by a consultant developing a pen-based computing solution for the sports statistics market as well as consulting services paid to the former owner of Mobility.

Interest expense for the quarter ended June 30, 2002 increased by $1,275,000 over the same period of the prior year. Of this increase, $994,000 can be attributed to the amortization of imputed interest relating to the issuance of convertible debt and related warrants. The factoring arrangement entered into by Mobility as of December 31, 2001 and the aforementioned promissory note with a major supplier account for $115,000 of the increase.

During the three months ended June 30, 2002, the Company used $337,000 of cash used by operations, which compares to $421,000 used in the three months ended June 30, 2001. However, as previously indicated the Company had a loss of $1,939,000 during the three months ended June 30, 2002 as compared to a loss of $540,000 for the three months ended June 30, 2001. The major difference between cash used in operations and the net loss during 2002 was the amortization of debt discounts and debt issuance costs of $994,000. Cash flows from financing activities in 2002 of $352,000 represent additional borrowings of $514,000, offset by $225,000 of repayments on notes.

Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the three months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $1,672,000 from $9,455,000 as of March 31, 2002 to $11,127,000 as of June 30, 2002. The increase in the working capital deficit was principally caused by the increase in the issuance of new notes payable of $1,103,000 and the decrease in accounts receivable and inventory of $913,000.

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at June 30, 2002. Additionally, the Company is currently in default under the payment terms of a note with a telecommunications vendor associated with the Company's discontinued operations. The Company reached an agreement with its major supplier to restructure the payment of $2.6 million of trade payables. In the meantime, the Company continues to purchase product from the supplier on a prepayment basis. The Company entered into an agreement with its existing line of credit lender to advance funds on the purchase of product. Under this arrangement, the lender prepays product purchases directly to the supplier, with the eventual invoice to the end customer used to secure the repayment of the advance.

In order to obtain additional cash the Company engaged in the following finance activities during the period:

        During the period ended June 30, 2002 the Company received net proceeds of $500,000 from a Convertible Promissory Note. The note holder is entitled to reimbursement of interest incurred on a note from her bank. This Note is convertible into Common Stock at $.25 per share. Principal and interest on the note is due December 27, 2002.

Due to this additional convertible note, and to the renegotiation of the due date on another $500,000 convertible note, the Company recorded an additional $249,000 in deferred financing charges during the period. These charges relate to the beneficial conversion due to a reduced conversion price and will be amortized over the life of the notes.

The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company has $4,392,000 of trade accounts payable which are currently due and payable; $876,000 of revolving lines of credit that are due and payable as the Company collects its accounts receivables; $5,723,000 of notes payable, of which $3,645,000 that are due between September 30 and October 31, 2002 and are convertible into the Company's Common Stock at a price from $.25 to $.75 per share; and $2,243,000 of other liabilities that will be due and payable within one year. The Company is currently seeking additional capital, but there can be no assurance that the Company will be able to fulfill its capital needs in the future. Moreover, due to Company's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or be cash flow positive, or raise additional debt and/or equity capital. However, the Company has demonstrated its ability to raise capital. Management believes that if the Company can obtain additional funding, the Company will have adequate capital resources to continue operating and maintain its business strategy during fiscal 2003. If the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Some seek payment of past due amounts owed by the Company while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time. No claim in any pending action exceeds 10% of the Company's current assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K

Form 8-K filed on June 12, 2002 reporting, under item 5, that Mobility Concepts reached agreement with its largest supplier, Fujitsu Personal Systems, Inc., to restructure $2.6 million of trade payables.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACTIVE LINK COMMUNICATIONS, INC.
                                      ----------------------------------
                                            (Registrant)



Date:  August 15, 2002                 /s/  Timothy Ells
      ------------------              ------------------------------------------
                                            Timothy Ells, President and Chief
                                            Executive Officer



Date:  August 15, 2002                 /s/  William D. Kelly
       -------------------            ------------------------------------------
                                            William D. Kelly, Vice President and
                                            Chief Financial Officer