Form 10QSB
period 2002-09-30
ACTIVE LINK COMMUNICATIONS INC
filed 2002-11-14
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   ----------

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:  SEPTEMBER 30, 2002

   [ ]    Transition period under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from           to           .
                                                     ----------   ----------


           Commission file No. 0-30220

                                   ----------


                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Colorado                                      84-0917382
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



  1840 Centre Point Drive, Naperville, IL                 60563
-----------------------------------------            --------------
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
Yes   X       No
    -----        ----

The aggregate market value of the voting stock held as of November 8, 2002 by non affiliates of the issuer was $1,930,000. As of November 8, 2002 the issuer had 20,959,497 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002
                            (IN THOUSANDS OF DOLLARS)


--------------------------------------------------------------------------------


ASSETS
Current assets:
   Cash                                                                           $       43
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $513                                                         768
   Inventory                                                                             575
   Prepaid product purchases                                                             176
   Prepaid expenses and other current assets                                             148
                                                                                  ----------
       Total current assets                                                            1,710

Property and equipment, net                                                               90
Deposits and other assets                                                                 73
                                                                                  ----------
                                                                                  $    1,873
                                                                                  ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Trade accounts payable                                                        $    4,489
    Revolving lines of credit and other short term borrowings                            897
    Current portion of notes payable (including $282 due to a related party)           5,451
    Accrued interest payable                                                             470
    Accrued expenses and deposits                                                      1,772
                                                                                  ----------
       Total current liabilities                                                      13,079

Notes payable - Long term                                                              1,973
                                                                                  ----------
       Total liabilities                                                              15,052
                                                                                  ----------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                                          --
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 20,959,497                                         322
   Additional paid-in capital                                                          4,312
   Excess of liabilities assumed over assets acquired, net                            (4,348)
   Accumulated deficit                                                               (13,465)
                                                                                  ----------
        Total stockholders' deficit                                                  (13,179)
                                                                                  ----------
                                                                                  $    1,873
                                                                                  ==========




          See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

=============================================================================


                                              For the Three Months Ended September 30,
                                              ----------------------------------------
                                                       2002             2001
                                                   ------------      ------------
Revenue:
   Equipment sales and service                     $      1,792      $      3,118
   Other revenue                                              5                30
                                                   ------------      ------------
                                                          1,797             3,148
                                                   ------------      ------------

Costs and expenses:
    Cost of equipment sales and service                   1,516             2,585
    Selling                                                 200               314
    General and administrative                            1,361               457
    Depreciation and amortization                            28                 7
    Interest expense                                      1,253                26
                                                   ------------      ------------

                                                          4,358             3,389

     Net income (loss)                             $     (2,561)     $       (241)
                                                   ============      ============

Income (loss) per common share:
     Basic and Diluted
          Net income (loss)                        $       (.12)     $       (.02)
                                                   ============      ============

Weighted average number of shares outstanding:
     Basic and Diluted                               20,835,584         9,959,651
                                                   ============      ============


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)


================================================================================



                                               For the Six Months Ended September 30,
                                               --------------------------------------
                                                       2002              2001
                                                   ------------      ------------
Revenue:
   Equipment sales and service                     $      4,300      $      6,921
   Other revenue                                              8                43
                                                   ------------      ------------
                                                          4,308             6,964
                                                   ------------      ------------

Costs and expenses:
    Cost of equipment sales and service                   3,424             5,694
    Selling                                                 495               659
    General and administrative                            2,276             1,321
    Depreciation and amortization                            54                15
    Interest expense                                      2,559                57
                                                   ------------      ------------

                                                          8,808             7,746

     Net income (loss)                             $     (4,500)     $       (782)
                                                   ============      ============

Income (loss) per common share:
     Basic and Diluted
          Net income (loss)                        $       (.22)     $       (.08)
                                                   ============      ============

Weighted average number of shares outstanding:
     Basic and Diluted                               20,897,202         9,959,651
                                                   ============      ============



See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)

================================================================================

                                                                         2002         2001
                                                                       -------      -------
Cash flows from operating activities:
   Income (loss) from operations                                       $(4,500)     $  (782)

   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                     54           15
          Provision for losses on accounts and notes receivable             15           50
          Amortization of debt discount and debt issuance costs          1,942           --
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                         849        1,425
               Inventories                                                 271         (113)
               Deposits and other assets                                   335            6
               Checks issued in excess of funds on deposit                (169)        (889)
               Trade accounts payable and accrued expenses                (249)        (219)
                                                                       -------      -------
               Net cash used by operating activities                    (1,452)        (507)
                                                                       -------      -------

Cash flow from investing activities:
    Proceeds from (advances to) officer, net                                --          498
    Pre acquisition advances to parent                                      --         (200)
    Acquisition Costs Incurred & Amortized                                  --         (337)
                                                                       -------      -------
               Net cash used by investing activities                        --          (39)
                                                                       -------      -------

Cash flows from financing activities:
    Net borrowings (repayment) under line-of-credit agreement              117          (20)
    Proceeds from issuance of convertible debt and other notes           1,589          400
    Contribution from shareholder                                           --          520
    Issuance of common stock for services rendered                          54           --
    Repayment of notes                                                    (231)          --
    Repayment of capital lease obligations                                 (34)          --
                                                                       -------      -------
               Net cash provided by (used in) financing activities       1,495          900
                                                                       -------      -------

Net increase (decrease) in cash                                             43          354

Cash at beginning of the period                                              0           26
                                                                       -------      -------

Cash at end of the period                                              $    43      $   380
                                                                       =======      =======


Supplemental disclosures of cash flow information:
        Interest paid                                                  $   333      $    57
        Non-cash debt discount                                             994           --




See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

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

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the six months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $4,500,000 for the six months ended September 30, 2002 and has a working capital deficit of $11,369,000 as of September 30, 2002. The working capital deficit includes Subordinated Convertible Notes and accrued interest of approximately $3,755,000 due between September 30 and October 31, 2002, which is convertible into the Company's common stock at $.25 per common share. Subsequent to September 30, 2002 approximately $1,323,000 of the convertible debt and accrued interest was converted to common stock and $2,370,000 was extended to April 30, 2003. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due.

         The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at September 30, 2002. Additionally, the Company is currently in default under the payment terms on many of its other notes, including a note with a telecommunications vendor associated with the Company's discontinued operations. Furthermore, the Company's

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


================================================================================

(2)    GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS (CONTINUED)

       major product vendor, for its continuing operations, has notified the Company it will only sell to the Company on a cash basis. The President/CEO and major shareholder of the Company has personally guaranteed payment of the obligation. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations.

       To address its cash flow concerns, subsequent to the merger, the Company has borrowed funds. During the current reporting period the company has borrowed funds as follows:

       o $250,000 Due in November 2002, secured by a second mortgage on the Company President's personal residence.

       o $850,000 Advance provided by an investor to allow the Company to purchase product for resale and other working capital needs. Subsequent to September 30, 2002 this advance was converted into a Convertible Promissory Note, due in November 2005. The investor agreed to provide a total of between $2,000,000 and $3,000,000 to the Company, subject to arrangements by the Company with its creditors satisfactory to the investor.

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

(3)    NOTES PAYABLE

       During the period ended September 30, 2002 the Company received net proceeds of $250,000 from a Promissory Note secured by the personal residence of the Company's President. This Note is due October 14, 2002 with a one-time option to extend 30 days. The Company elected to exercise this extension. Principal and interest of 20% on the note is due November 14, 2002. Additionally, the Company issued 300,000 shares of stock to the note holder as compensation for services rendered.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

================================================================================

(3)      NOTES PAYABLE (CONTINUED)

         The Company received advances in the amount of $850,000 from an investor to fund purchases of product for resale as well as for other working capital needs. These amounts were converted into a Promissory Note on November 12, 2002. This Promissory Note is convertible into company stock at an exercise price of $.25 per share. Due to these advances and the related warrants, the Company recorded an additional $706,000 in deferred financing charges during the period. These charges relate to a beneficial conversion and associated warrants and will be amortized over the life of the note.

         In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note. During the quarter ended September 30, 2002 the supplier has agreed with the Company's request to modify the payment terms on the Company's note. The new agreement is comprised of a minimum monthly payment and additional payments based on purchasing incentives. At September 30, 2002 the balance due was $2,032,000.


(4)      SUBSEQUENT EVENTS

         On November 12, 2002 the Company converted amounts advanced from an investor into a Convertible Promissory Note for $3,000,000. At November 12, 2002 the Company had received $1,500,000 from the investor. The investor has agreed to provide a total of between $2,000,000 and $3,000,000 in a series of advances. The note is unsecured and carries an interest rate of 5% per annum. These advances are contingent upon certain creditors of the Company agreeing to restructure, extending and/or converting to equity their obligations. This Promissory Note is convertible into Company stock at an exercise price of $.25 per share. Additionally, the Company issued to the investor 3,000,000 warrants exercisable through November 12, 2006 at an exercise price of $.25 per share. As a result of the advances being converted into a Promissory Note, and given the increased amount of the loan, there may be an impact on the calculation for the deferred financing charges associated with the note and warrants. As of November 12, 2002 the Company has drawn $1,500,000 in advances against this note.

         Subsequent to September 30, 2002 the Company received commitments from convertible note holders to convert $1,323,000 of convertible debt and accrued interest that was due between September 30 and October 31, 2002 into common stock and $2,370,000 of the convertible debt and accrued interest was extended to April 30, 2003.. The conversion rate for the note holders that opted to convert was reset to $.25 per share.

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

Results of Operations and Cash Flows

For the three and six month periods ended September 30, 2002, the Company reported net losses of $2,561,000 and $4,500,000 respectively, as compared to a net loss of $241,000 and $782,000 for the comparable periods ended September 30, 2001. Total revenue for the quarter ended September 30, 2002 was $1,797,000 compared to total revenue of $3,148,000 for the quarter ended September 30, 2001. For the six month period ended September 30, 2002, total revenue was $4,308,000 compared to total revenue of $6,964,000 for the six month period ended September 30, 2001.

The decrease in sales for both the three month and six month periods was predominately caused by supplier requirements to prepay product purchases, thereby limiting sales based upon available capital. Also, the implementation of several major customer projects was delayed. The gross margin percentage on direct equipment sales and service decreased from 17% to 15% for the three months ended September 30, 2001 to the three months ended September 30, 2002. This decrease can be attributed to the significant decrease in overall revenues and the proportionately larger base of lower margin hardware sales versus higher margin project business. The gross margin for the six months ended September 30, 2002 compared to the six months ended September 30, 2001 increased from 18% to 20%. The increase in the fiscal year to date gross margin reflects the impact of positive inventory adjustments of $116,000 recorded in the first fiscal quarter. The gross margin percentage adjusted to exclude the impact of the inventory adjustments is 18% for the six months ended September 30, 2001 which is flat to the gross margin for the six months ended September 30, 2001.

Selling expenses for the three month and six month periods ended September 30, 2002 were $200,000 and $495,000, respectively. This represents a reduction of $114,000 and $164,000, respectively from the same two periods of the prior year's selling expenses of $314,00 and 659,000. The decrease of 36% for the three month period was due to a change in the commission program which defers the payment of commissions based on annual goals.

The increase in general and administrative expenses was $904,000, an increase from $457,000 for the three month period ended September 30, 2001 to $1,361,000 for the same period for the current fiscal year. The increase includes redundant corporate staff and related expenses in Denver of $440,000. These costs are being phased out with the transition of corporate headquarters to the Naperville location and have been predominately eliminated by the end of this quarter. In preparation for the transition of corporate headquarters subsequent to the merger, salaries in Naperville increased $185,000 for the three months ended September 30, 2002 compared to the same period of the prior fiscal year. Legal and accounting expenses for the three months ended September 30, 2001 were a negative $104,000 as a result of an entry to capitalize these costs as merger related. These costs were subsequently reclassified to the income statement the following quarter. However, due to this entry in the prior year, legal and accounting expenses for the three months ended September 30, 2002 of $110,000 are unfavorable to the same period of the prior year by $214,000.

General and administrative expenses for the six month period ended September 30, 2002 were $2,276,000 compared to $1,321,000 for the six month period ended September 30, 2001. The $955,000 increase is comprised of the same components as noted in the discussion of the three month period above. This includes the redundant expenses related to the Denver location of $600,000, an increase in Naperville salaries of $238,000 and an increase in legal and accounting expenses of $50,000.

Interest expense for the quarter ended September 30, 2002 of $1,253,000 increased by $1,227,000 over the same period of the prior year. Of this increase, $947,000 can be attributed to the amortization of imputed interest relating to the issuance of convertible debt and related warrants. For the six month period ended September 30, 2002 interest expense of $2,559,000 reflects an increase of $2,502,000 over interest expense of $57,000 for the six month period ended September 30, 2001. For this period the increase includes $1,942,000 relating to the amortization of imputed interest. The factoring arrangement entered into by Mobility as of December 31, 2001 and the promissory note with a major supplier account for $282,000 of this increase.

During the six months ended September 30, 2002, $1,452,000 of cash was used by the Company's operations, which compares to $507,000 used in the six months ended September 30, 2001. However, as previously indicated the Company had a loss of $4,500,000 during the six months ended September 30, 2002 as compared to a loss of $782,000 for the six months ended September 30, 2001. The major difference between cash used in operations and the net loss during 2002 was the amortization of debt discounts and debt issuance costs of $1,942,000. Cash flows from financing activities in 2002 of $1,495,000 represent additional borrowings of $1,589,000, offset by $231,000 of repayments on notes.

Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the six months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $1,914,000 from $9,455,000 as of March 31, 2002 to $11,369,000 as of September 30, 2002. The
increase in the working capital deficit was principally caused by the increase in the issuance of new notes payable of $1,589,000 and the decrease in accounts receivable and inventory of $1,135,000. The increase related to the issuance of new notes payable was partially offset by the restructuring of current payables into a long-term note.

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at September 30, 2002. Additionally, the Company is currently in default under the payment terms of a note with a telecommunications vendor associated with the Company's discontinued operations.

In order to obtain additional cash the Company engaged in the following finance activities during the period:

          The Company borrowed $250,000 secured by the personal residence of the Company's President. Principal and interest on the note is due November 14, 2002. Additionally, the Company issued 300,000 shares of stock to the note holder as compensation for services rendered.

          During the period ended September 30, 2002 the Company received net proceeds of $850,000 from advances provided by an investor. Subsequent to September 30, 2002 the investor converted these advances into a Convertible Promissory Note with a maximum borrowing cap of $3,000,000. As of November 12, 2002 the Company has drawn $1,500,000 in advances against this note. This Note is convertible into Common Stock at $.25 per share. Principal and interest on the note is due November 2005.

Due to advances related to this convertible note, the Company recorded an additional $706,000 in deferred financing charges during the period. These charges relate to the beneficial conversion and associated warrants and will be amortized over the life of the note.

In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note. During the quarter ended September 30, 2002 the supplier has agreed with the Company's request to modify the payment terms on the Company's note. The new agreement is comprised of a minimum monthly payment and additional payments based on purchasing incentives. At September 30, 2002 the balance due was $2,032,000.

The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company has $4,489,000 of trade accounts payable which are currently due and payable; $897,000 of revolving lines of credit that are due and payable as the Company collects its accounts receivables; $5,451,000 of notes payable, of which $3,355,000 are due between September 30 and October 31, 2002 and are convertible into the Company's Common Stock at a price of $.25 per share; and $2,242,000 of other liabilities that will be due and payable within one year. The Company is currently seeking additional capital, but there can be no assurance that the Company will be able to fulfill its capital needs in the future. Moreover, due to Company's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

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

Critical Accounting Policies and Estimates

Significant accounting policies and estimates used in the preparation of these consolidated condensed financial statements were previously disclosed in the Company's report on Form 10-KSB filed at March 31, 2002. The Company follows the same accounting policies in preparation of interim reports. Additionally, there were estimates made related to litigation claims. The Company has made its best estimate as to what is appropriate, though these estimates may change in the future.

ITEM 3.  CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the quarterly report has been made known to them in a timely manner.

(b)   CHANGES IN INTERNAL CONTROLS

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to several legal proceedings and claims that have arisen in the ordinary course of its business. Some seek payment of past due amounts owed by the Company while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time. The Company is currently past due on a note to a former supplier, Toshiba, to the discontinued operation of the Company. The former supplier filed suit in Orange County, California against the Company on September 23, 2002, for an alleged breach of the Settlement Agreement and Promissory Note and is seeking $760,000 as amounts due under this note plus 25% of net proceeds from any sale of business units sold by the Company. Management is attempting to negotiate a settlement of this action. No other claim in any pending action exceeds 10% of the Company's current assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      REPORTS ON FORM 8-K

Form 8-K filed on September 27, 2002 reporting, under item 5, that Mobility Concepts reached agreement in principle with a private investor regarding convertible debt financing to the Company, which is expected to range between $2,000,000 to $3,000,000. The Company also announced that its largest supplier, Fujitsu PC Corporation, has agreed with the Company's request to modify the payment terms on the Company's note.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACTIVE LINK COMMUNICATIONS, INC.
                                        ------------------------------------
                                              (Registrant)


Date:  November 14, 2002                /s/  Timothy A. Ells
      --------------------              ------------------------------------
                                        Timothy A. Ells, President and Chief
                                        Executive Officer


Date:  November 14, 2002                /s/  William D. Kelly
      ---------------------             ------------------------------------
                                          William D. Kelly, Vice President and
                                          Chief Financial Officer

                                  CERTIFICATION

     Each of the undersigned certifies that:

     1. I have reviewed this quarterly report on Form 10-QSB of Active Link Communications, Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    November 14, 2002           By:      /s/ Timothy A. Ells
                                           ----------------------------------
                                           Timothy A. Ells
                                           President and Chief Executive Officer

                                  CERTIFICATION

     Each of the undersigned certifies that:

     1. I have reviewed this quarterly report on Form 10-QSB of Active Link Communications, Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    November 14, 2002           By:      /s/ William D. Kelly
                                           -----------------------------------
                                           William D. Kelly
                                           Chief Financial Officer