Form 10QSB
period 2002-12-31
ACTIVE LINK COMMUNICATIONS INC
filed 2003-02-19
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                                   ----------

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  DECEMBER 31, 2002

[ ]  Transition period under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to          .
                                                         ---------    ---------


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

          7388 S. Revere Parkway, Suite 1000, Englewood, Colorado 80112
          -------------------------------------------------------------
                           (Former Address of Issuer)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

The aggregate market value of the voting stock held as of February 7, 2003 by non affiliates of the issuer was $2,115,000. As of February 7, 2003 the issuer had 24,830,404 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash                                                          $         16
   Trade accounts and current portion of notes receivable,
       less allowance for doubtful accounts of $520                       797
   Inventory                                                              834
   Prepaid product purchases                                              122
   Prepaid expenses and other current assets                               74
                                                                 ------------
       Total current assets                                             1,843

Property and equipment, net                                                63
Deposits and other assets                                                  57
                                                                 ------------
                                                                 $      1,963
                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Trade accounts payable                                       $      4,798
    Revolving lines of credit and other short
       term borrowings                                                    811
    Current portion of notes payable (including
       $293 due to a related party)                                     5,595
    Accrued interest payable                                              337
    Accrued expenses and deposits                                       1,691
                                                                 ------------
       Total current liabilities                                       13,232

Notes payable - Long term                                               1,965
                                                                 ------------
       Total liabilities                                               15,197
                                                                 ------------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                           --
   Common stock, no par value, 75,000,000 shares
       authorized, shares issued and
       outstanding: 24,830,404                                          1,695
   Additional paid-in capital                                           4,560
   Excess of liabilities assumed over assets acquired, net             (4,348)
   Accumulated deficit                                                (15,141)
                                                                 ------------
        Total stockholders' deficit                                   (13,234)
                                                                 ------------
                                                                 $      1,963
                                                                 ============


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                   For the Three Months Ended December 31,
                                                   ---------------------------------------
                                                          2002                 2001
                                                      ------------         ------------
Revenue:
   Equipment sales and service                        $      1,874         $      3,617
   Other revenue                                                 1                    1
                                                      ------------         ------------
                                                             1,875                3,618
                                                      ------------         ------------

Costs and expenses:
    Cost of equipment sales and service                      1,487                2,852
    Selling                                                    194                  291
    General and administrative                               1,048                1,484
    Depreciation and amortization                               27                   43
    Interest expense                                           350                  128
    Debt conversion                                            445                   --
    Acquisition costs                                           --                  337
                                                      ------------         ------------

                                                             3,551                5,135
                                                      ------------         ------------

Income (loss) from continuing operations                    (1,676)              (1,517)

Loss from discontinued operations                               --               (1,353)
                                                      ------------         ------------

     Net income (loss)                                $     (1,676)        $     (2,870)
                                                      ============         ============

Income (loss) per common share:
     Basic and Diluted
          Income (loss) from continuing operations    $       (.08)        $       (.10)
          Loss from discontinued operations                     --                 (.08)
                                                      ------------         ------------

          Net income (loss)                           $       (.08)        $       (.18)
                                                      ============         ============

Weighted average number of shares outstanding:
     Basic and Diluted                                  21,948,261           15,931,465
                                                      ============         ============

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                      For the Nine Months Ended December 31,
                                                      --------------------------------------
                                                             2002                2001
                                                         ------------        ------------
Revenue:
   Equipment sales and service                           $      6,174        $     10,539
   Other revenue                                                   10                  44
                                                         ------------        ------------
                                                                6,184              10,583
                                                         ------------        ------------

Costs and expenses:
    Cost of equipment sales and service                         4,912               8,547
    Selling                                                       689                 909
    General and administrative                                  3,324               2,846
    Depreciation and amortization                                  81                  58
    Interest expense                                            2,908                 184
    Debt conversion                                               445                  --
    Acquisition costs                                              --                 337
                                                         ------------        ------------

                                                               12,359              12,881
                                                         ------------        ------------

Income (loss) from continuing operations                       (6,175)             (2,298)

Loss from discontinued operations                                  --              (1,353)
                                                         ------------        ------------

     Net income (loss)                                   $     (6,175)       $     (3,651)
                                                         ============        ============

Income (loss) per common share:
     Basic and Diluted
          Income (loss) from continuing operations       $       (.29)       $       (.19)
          Loss from discontinued operations                        --                (.11)
                                                         ------------        ------------
          Net income (loss)                              $       (.29)       $       (.30)
                                                         ============        ============

Weighted average number of shares outstanding:
     Basic and Diluted                                     21,132,102          11,957,494
                                                         ============        ============

See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                                     2002          2001
                                                                  ----------    ----------
Cash flows from operating activities:
   Income (loss) from operations                                  $   (6,175)   $   (2,298)
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                   81            58
          Provision for losses on accounts and notes receivable           15            95
          Warrants and common stock issued for services                  177           194
          Amortization of debt discount and debt issuance costs        2,062           126
          Debt conversion                                                445            --
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                       820         1,333
               Inventories                                                12          (101)
               Deposits and other assets                                 479           330
               Checks issued in excess of funds on deposit              (169)         (889)
               Trade accounts payable and accrued expenses               (22)        1,001
                                                                  ----------    ----------
               Net cash used by operating activities                  (2,275)         (151)
                                                                  ----------    ----------


Loss from discontinued operations
    Loss from discontinued operations                                     --        (1,353)
    Changes in assets and liabilities                                     --           786
                                                                  ----------    ----------
            Net cash used in discontinued operations                      --          (567)
                                                                  ----------    ----------

Net cash used by total operating activities                           (2,275)         (718)

Cash flow from investing activities:
    Capital dispositions/(expenditures)                                   --             6
    Pre acquisition advances to parent                                    --          (189)
                                                                  ----------    ----------
               Net cash used by investing activities                      --          (183)
                                                                  ----------    ----------


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                                       2002          2001
                                                                    ----------    ----------

Cash flows from financing activities:
    Net borrowings (repayment) under line-of-credit agreement               31         1,170
    Proceeds from issuance of convertible debt and other notes           2,556           750
    Contribution from shareholder                                           --           520
    Repayment of notes                                                    (262)       (1,204)
    Repayment of capital lease obligations                                 (34)           (1)
                                                                    ----------    ----------
               Net cash provided by financing activities                 2,291         1,235
                                                                    ----------    ----------

Net increase in cash                                                        16           334

Cash at beginning of the period                                              0            26
                                                                    ----------    ----------

Cash at end of the period                                           $       16    $      360
                                                                    ==========    ==========


Supplemental disclosures of cash flow information:
        Interest paid                                               $      459    $      128
        Non-cash debt discount                                             937            --
        Non-cash conversion of debt into common stock                      651            --
        Non-cash conversion of accrued interest into common stock          154            --
        Business acquisition financed by issuance of common stock           --        (4,935)


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

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the nine months ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $6,175,000 for the nine months ended December 31, 2002 and has a working capital deficit of $11,389,000 as of December 31, 2002. The working capital deficit includes Subordinated Convertible Notes of approximately $5,473,000, which are convertible into the Company's common stock at $.25 per common share. Subsequent to December 31, 2002 approximately $623,000 of the convertible debt and accrued interest was converted to common stock. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due.

         The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at December 31, 2002. Additionally, the Company is currently in default under the payment terms on many notes made by it and is subject to various lawsuits for non-payment.

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

         Furthermore, the Company's major product vendor, for its continuing operations will only sell to the Company on a cash basis. The President/CEO and major shareholder of the Company has personally guaranteed payment of the obligation. The lack of available funding impedes the Company's ability to fund additional product purchases and to conduct its business operations.

         To address its cash flow concerns, subsequent to the merger, the Company has borrowed funds. During the current reporting period the company has borrowed funds as follows:

               o $966,000 - Funds provided by an investor to allow the Company to purchase product for resale and other working capital needs. This brings the aggregate amount borrowed under a Convertible Promissory Note, due in November 2005, to $1,816,000. The investor agreed to provide a total of between $2,000,000 and $3,000,000 to the Company, subject to arrangements by the Company with its creditors satisfactory to the investor. The investor became a director of the Company in November 2002. Subsequent to December 31, 2002 the Company received an additional advance in the amount of $120,000 against this Convertible Note, bringing the aggregate balance to $1,936,000.

         The Company's liquidity worsened during the quarter ended December 31, 2002. The Company's liquidity has continued to deteriorate in January and February 2003. The Company was unable to satisfy a large portion of its most recent payroll obligations as its officers and other key personnel were not paid as scheduled. All of these persons have agreed to defer their salaries and are continuing their work for the Company. The Company has demonstrated its ability to raise capital in the past and is currently attempting to raise additional funds. A prospective lender of approximately $1,500,000 to $2,000,000 is currently engaged in due diligence activities. Due to the substantial payables and working capital deficit of the Company, management expects that an arrangement with this prospective lender or any other person providing funding will require, as a condition to funding, that the Company obtain from its existing creditors a combination of substantial reductions, extensions and conversions to equity of the Company's obligations. The Company has been engaged in efforts to obtain accommodations from its creditors, which efforts the Company expects to accelerate during the current quarter. If the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(3)      NOTES PAYABLE

         The following describes developments relating to various notes payable that occurred during the three month period ended December 31, 2002:

         An investor has agreed to provide a total of between $2,000,000 and $3,000,000 in a series of advances. The note is unsecured and carries an interest rate of 5% per annum. These advances are contingent upon certain creditors of the Company agreeing to restructure, extending and/or converting to equity their obligations. This Promissory Note is convertible into Company stock at an exercise price of $.25 per share. Additionally, the Company issued to the investor 3,000,000 warrants exercisable through November 12, 2006 at an exercise price of $.25 per share. During the quarter ending December 31, 2002 the Company received advances against this Promissory Note in the amount of $966,000 to fund purchases of product for resale as well as for other working capital needs. As of December 31, 2002 the Company has drawn a total of $1,816,000 in advances against this note. Due to these advances and the related warrants, the Company recorded an additional $231,000 in deferred financing charges during the current period. These charges relate to a beneficial conversion and associated warrants and will be amortized over the life of the note. The investor became a director of the Company in November 2002. Subsequent to December 31, 2002 the Company received an additional advance in the amount of $120,000 against this Convertible Note, bringing the aggregate balance to $1,936,000.

         This investor previously entered into two Promissory Notes with the Company for $500,000 each. One note was due on September 30, 2002 and the other on December 27, 2002. Both notes are currently in default.

         During the quarter ended December 31, 2002 the Company received commitments from other note holders to extend the due date to September 30, 2003 on Convertible Notes with principal and accrued interest totaling $1,242,000. Another $124,000 of convertible notes was extended to May 2003. Of this $1,366,000 in notes that were extended, one note holder comprised $1,249,000 of the total. This note holder notified the Company subsequent to December 31, 2002 that the Company was in default of amounts due under these notes as the Company did not make the January 2003 principal and interest payment.

         In 2001 the Company borrowed an aggregate of $150,000 from three individuals and made promissory notes to them secured by accounts receivable of the Corporation, which notes were due in April 2002. As consideration for an extension of the maturity date for nine months, the Company agreed to (i) repricing of the conversion feature to $.25 per share; (ii) repricing the exercise price in warrants issued to them to $.25 per share; and (iii) issuing an additional 10,000 warrants to each investor per month exercisable at $.25 per share until the loans are repaid or converted, but not to exceed 70,000 warrants each. One of these note holders converted his principal balance plus accrued interest into stock in December 2002.

         The Company agreed to reduce the conversion price for the notes issued in October 2001 for an aggregate of $125,000, and in November 2001 in the aggregate amount of $200,000 to $.25 per share, it being understood that of the $200,000 amount, Jim Ciccarelli, a director of the Company, provided $125,000.

         In May 2002 the Company received advances from two investors for $75,000 and $150,000, respectively. The Company converted these advances into promissory notes providing for interest at 8% per annum payable upon maturity on May 23, 2003, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 37,500 shares and 75,000 shares, respectively, of the Company's common stock at $.25 per share exercisable through May 23, 2006.

         The Company received net proceeds of $250,000 from a Promissory Note in August 2002 secured by the personal residence of the Company's President. This Note was due October 14, 2002 with a one-time option to extend 30 days. The Company elected to exercise this extension, however defaulted on the payment. Due to this default, interest is accruing at 35% per annum. The secured lender has filed legal action to collect on this note. Management is continuing to seek a final settlement to resolve this matter.

         In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note. During the quarter ended December 31, 2002 the supplier has agreed with the Company's request to modify the payment terms on the Company's note. The new agreement is comprised of a minimum monthly payment and additional payments based on purchasing incentives. At December 31, 2002 the balance due was $2,025,000.


(4)      SUBSEQUENT EVENTS

         Subsequent to December 31, 2002 the Company converted debt and accrued interest of approximately $623,000 into common stock.

         In January 2003 the Company was notified of legal action being pursued by various creditors relating to past due accounts payable and notes payable. Further details are in the Legal Proceedings section of this filing.

         As previously mentioned, the Company is in default to one note holder who issued a letter of default subsequent to December 31, 2002. Total amount due under these notes is $1,249,000.


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

Results of Operations and Cash Flows

For the three and nine month periods ended December 31, 2002, the Company reported net losses of $1,676,000 and $6,175,000 respectively, as compared to a net loss of $2,870,000 and $3,651,000 for the comparable periods ended December 31, 2001. The net loss for the three months and nine months ended December 31, 2002 include a charge for induced debt conversion of $445,000. This charge is dictated by accounting rules that stipulate that an expense be recognized when holders of convertible debt are encouraged to convert their notes into company stock by virtue of a reduced conversion rate. The basis of this charge is the fair value of the stock issued upon conversion that exceeds the fair value of the shares to be issued under the original conversion terms. The net loss for the three months and nine months ended December 31, 2001 include a loss from discontinued operations of $1,353,000. The loss from continuing operations for these two periods was $1,517,000 and $2,298,000 respectively.

Total revenue for the quarter ended December 31, 2002 was $1,875,000 compared to total revenue of $3,618,000 for the quarter ended December 31, 2001. For the nine month period ended December 31, 2002, total revenue was $6,184,000 compared to total revenue of $10,583,000 for the nine month period ended December 31, 2001.

The decrease in sales for both the three month and nine month periods was predominately caused by supplier requirements to prepay product purchases, thereby limiting sales based upon available capital. Also, the implementation of several major customer projects was delayed. The gross margin percentage on direct equipment sales and service remained flat at 21% for the three months ended December 31, 2001 compared to the three months ended December 31, 2002. The gross margin for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001 increased from 19% to 21%. The increase in the fiscal year to date gross margin reflects the impact of positive inventory adjustments of $116,000 recorded in the first fiscal quarter. The gross margin percentage adjusted to exclude the impact of the inventory adjustments is 19% for the nine months ended December 31, 2002 which is flat to the gross margin for the nine months ended December 31, 2001.

Selling expenses for the three month and nine month periods ended December 31, 2002 were $194,000 and $689,000, respectively. This represents a reduction of $97,000 and $220,000, respectively from the same two periods of the prior year's selling expenses of $291,000 and $909,000. The decreases of 33% for the three month period and 24% for the nine month period were due to a change in the commission program which defers the payment of commissions based on annual goals and actual results.

General and administrative expenses decreased by $436,000, from $1,484,000 for the three month period ended December 31, 2001 to $1,048,000 for the same period for the current fiscal year. In the prior year period the Company recognized $379,000 representing the present value of future payments on a consulting contract with the former owner of the operating unit of the Company. Future consulting services under this contract were deemed to be of little value; therefore the present value of future payments was expensed. Offsetting this decrease in general and administrative expenses was an increase in other consulting expenses during the quarter of $212,000 related to strategic and investor services.

General and administrative expenses for the nine month period ended December 31, 2002 were $3,324,000 compared to $2,846,000 for the nine month period ended December 31, 2001. This $478,000 net increase was generated by redundant expenses related to the transition of the Denver location to Naperville of $680,000 that has been eliminated. Also included is an increase in Naperville expenses due to the absorption of the corporate headquarters function including salaries of $206,000, an increase in legal and accounting fees of $245,000 and the addition of investment banking related expenses of $91,000. These increases were offset by the elimination of the one-time charge of $379,000 for the consulting agreement noted above plus a reduction in other consulting services of $172,000 and reduced travel and entertainment expenses of $220,000 attained through cost containment measures.

The loss from continuing operations for the three and nine month periods for the prior year included expenses of $337,000 representing legal and accounting fees that were associated with the Company's merger.

Interest expense for the quarter ended December 31, 2002 was $350,000 representing an increase of $222,000 over the same period of the prior year. Of this increase, $120,000 can be attributed to the amortization of imputed interest relating to the issuance of convertible debt and related warrants. For the nine month period ended December 31, 2002 interest expense of $2,908,000 reflects an increase of $2,724,000 over interest expense of $184,000 for the nine month period ended December 31, 2001. For this nine month period the increase includes $1,936,000 relating to the increase in the amortization of imputed interest. The factoring arrangement entered into by Mobility as of December 31, 2001 and the promissory note with a major supplier account for $253,000 of this increase.

During the nine months ended December 31, 2002, $2,275,000 of cash was used by the Company's continuing operations, which compares to $151,000 used in the nine months ended December 31, 2001. In the nine months ended December 31, 2001 an additional $567,000 of cash was used for the Company's discontinued operations. However, as previously indicated the Company had a loss of $6,175,000 during the nine months ended December 31, 2002 as compared to a loss of $2,298,000 for the nine months ended December 31, 2001. The major difference between cash used in operations and the net loss during 2002 was the amortization of debt discounts and debt issuance costs of $1,936,000. Cash flows from financing activities in 2002 of $2,291,000 represent additional borrowings of $2,556,000, offset by $262,000 of repayments on notes.

Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the nine months ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $1,938,000 from $9,455,000 as of March 31, 2002 to $11,389,000 as of December 31, 2002. The
increase in the working capital deficit was principally caused by the increase in the issuance of new notes payable of $2,556,000 and the decrease in accounts receivable of $820,000. The increase related to the issuance of new notes payable was partially offset by the restructuring of current payables into a long-term note.

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at December 31, 2002. Additionally, the Company is currently in default under the payment terms on many notes made by it and is subject to various lawsuits for non-payment.

In order to obtain additional cash the Company engaged in the following finance activities during the period:

        During the period ended December 31, 2002 the Company received net proceeds of $966,000 from advances on a Convertible Promissory Note provided by an investor. As of February 9, 2003 the Company has drawn $1,936,000 in advances against this note. This Note is convertible into Common Stock at $.25 per share. Principal and interest on the note is due November 2005. Due to advances related to this convertible note, the Company recorded an additional $231,000 in deferred financing charges during the period. These charges relate to the beneficial conversion and associated warrants and will be amortized over the life of the note.

In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note. During the quarter ended December 31, 2002 the supplier has agreed with the Company's request to modify the payment terms on the Company's note. The new agreement is comprised of a minimum monthly payment and additional payments based on purchasing incentives. At December 31, 2002 the balance due was $2,025,000.

The working capital deficit includes Subordinated Convertible Notes of approximately $5,096,000, which are convertible into the Company's common stock at $.25 per common share. Subsequent to December 31, 2002 approximately $623,000 of the convertible debt and accrued interest was converted to common stock.

The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company has $4,798,000 of trade accounts payable which are currently due and payable; $811,000 of revolving lines of credit that are due and payable as the Company collects its accounts receivables; $5,599,000 of notes payable, of which $5,096,000 are convertible into the Company's Common Stock at a price of $.25 per share; and $2,028,000 of other liabilities that will be due and payable within one year. The Company is currently seeking additional capital, but there can be no assurance that the Company will be able to fulfill its capital needs in the future. Moreover, due to Company's poor liquidity and operating results and the absence of a Nasdaq listing for its common stock, the cost of obtaining additional capital is expected to be significant.

As noted above, the Company's liquidity worsened during the quarter ended December 31, 2002. The Company's liquidity has continued to deteriorate in January and February 2003. The Company was unable to satisfy a large portion of its most recent payroll obligations as its officers and other key personnel were not paid as scheduled. All of these persons have agreed to defer their salaries and are continuing their work for the Company. The Company has demonstrated its ability to raise capital in the past and is currently attempting to raise additional funds. A prospective lender of approximately $1,500,000 to $2,000,000 is currently engaged in due diligence activities. Due to the substantial payables and working capital deficit of the Company, management expects that an arrangement with this prospective lender or any other person providing funding will require, as a condition to funding, that the Company obtain from its existing creditors a combination of substantial reductions, extensions and conversions to equity of the Company's obligations. The Company has been engaged in efforts to obtain accommodations from its creditors, which efforts the Company expects to accelerate during the current quarter. If the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The Company's financial statements in this Report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates used in the preparation of these consolidated condensed financial statements were previously disclosed in the Company's report on Form 10-KSB filed for the fiscal year ended March 31, 2002. The Company follows the same accounting policies in preparation of interim reports. Additionally, there were estimates made related to litigation claims. The Company has made its best estimate as to what is appropriate, though these estimates may change in the future.

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

                                     PART II


                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in the following significant legal proceedings:

1. Toshiba America Information System, Inc. v. Active Link Communications, Inc., et al. As previously reported in the report on Form 10-QSB for the quarter ended September 30, 2002, this matter is pending in Orange County Superior Court in California. Toshiba filed suit on September 23, 2002, alleging that the Company breached a settlement agreement and promissory note. Toshiba is seeking approximately $760,000 in payments due under the note, in addition to twenty-five percent (25%) of net proceeds from any sale of business units sold by the Company. Toshiba is also seeking interest and costs. On December 6, 2002, Toshiba filed a Request for Entry of Default. The Company continues to seek to negotiate a settlement of this action.

2. WKB Value Partners, L.P. v. Active Link Communications, Inc. This matter is pending in the District Court for Arapahoe County, Colorado. WKB Value Partners filed suit on September 10, 2002, for Forcible Entry and Detainer, based on the Company's continued possession of leased premises in Englewood, Colorado, without payment of rent. The parties stipulated to an Order giving the landlord possession and agreeing to pay rent, plus attorney fees, totaling $54,731.55. WKB Value Partners subsequently filed an Amended Complaint, seeking further damages for termination of the lease and a Motion for Entry of Default and Default Judgment, seeking total damages of $311,906.21. The Company also continues to seek to negotiate a settlement of this action.

3. Southwestern Battery Corporation, Inc. v. Active Link Communications, Inc. This matter is pending in the District Court for the 95th Judicial District in Dallas County, Texas. Southwestern Battery brought suit for payments owed for goods and/or services provided to the Company. On September 20, 2002, the parties entered into an Agreed Judgment in favor of Southwestern Battery for the amount of $70,000. On January 10, 2003, Southwestern Battery served a Notice of Filing of Foreign Judgment, by which Southwestern Battery, as a judgment creditor, filed the Agreed Judgment in the District Court for Arapahoe County, Colorado.

4. PC Solutions, Inc. v. PC Solutions of Illinois, Inc. This matter is pending in the Circuit Court of the 18th Judicial Circuit in DuPage County, Illinois, and pertains to a claim for damages for breach of a consulting agreement with the former owner of Mobility Concepts (f/k/a PC Solutions of Illinois, Inc.). This individual previously filed for bankruptcy and payments were being made to the receiver. The receiver requested and was granted a default judgment in January 2003 in the amount of $332,000 plus interest for past due and future payments. Management is actively negotiating a revised payment plan.

5. Generation Capital Associates v. Mobility Concepts, Inc., et al This matter is pending in the Circuit Court of the 12th Judicial Circuit in Will County, Illinois and relates to a claim for non-payment of a promissory note made for $250,000 in August 2002 and is secured by the personal residence of the Company's President. This Note was due October 14, 2002 with a one-time option to extend 30 days. The Company elected to exercise this extension, however defaulted on the payment. Due to this default, interest is accruing at 35% per annum. The secured lender has filed a complaint to exercise its rights under this note.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business. Some seek payment of past due amounts owed by the Company, which are currently recorded as a liability by the Company, while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ACTIVE LINK COMMUNICATIONS, INC.
                                          --------------------------------
                                                   (Registrant)


Date: February 19, 2003                   /s/ Timothy A. Ells
      --------------------                --------------------------------------
                                          Timothy A. Ells, President and Chief
                                          Executive Officer


Date: February 19, 2003                   /s/ William D. Kelly
      --------------------                --------------------------------------
                                          William D. Kelly, Vice President and
                                          Chief Financial Officer

                                  CERTIFICATION

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




Date: February 19, 2003                By: /s/ Timothy A. Ells
                                           -------------------------------------
                                           Timothy A. Ells
                                           President and Chief Executive Officer

                                  CERTIFICATION


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



Date: February 19, 2003                  By: /s/ William D. Kelly
                                             -----------------------------------
                                             William D. Kelly
                                             Chief Financial Officer