Form 10KSB
period 2003-03-31
ACTIVE LINK COMMUNICATIONS INC
filed 2003-07-15
CIK 727347

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   ----------

        [X] Annual report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the fiscal year ended:  MARCH 31, 2003

        [ ] Transition period under Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For THE transition period from             to            .
                                           ----------      ----------

        Commission file number:  0-30220


                        ACTIVE LINK COMMUNICATIONS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Colorado                                      84-0917382
  -------------------------------                      ------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      identification No.)

1840 Centre Point Drive, Naperville, IL                     60563
----------------------------------------                  ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $7,925,000

The aggregate market value of the voting stock held as of July 1, 2003 by non-affiliates of the issuer was $1,291,000. As of July 1, 2003 the issuer had 27,525,597 shares of its no par value Common Stock issued and outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Active Link Communications, Inc. (the "Company" or "Active Link") was incorporated in 1983 as a Colorado corporation under the name of Communications World International, Inc. The Company's historical operations have consisted primarily of marketing of voice communications products. In late 2001 the Company completed a merger with Mobility Concepts, Inc. ("Mobility") in which Mobility became a wholly owned subsidiary of the Company. All of the Company's business operations are conducted through Mobility. References to the Company in this report include Mobility unless the context requires otherwise. Mobility is a professional services business focused exclusively on providing mobile computing and wireless technology solutions. These business solutions include any or all of the following components:

     1. Equipment such as wireless handheld computers and pen tablet computers,

     2.   Peripherals for the equipment such as batteries and printers,

     3.   Wireless data network components such as access points and antennas,

     4.   Nationwide installation services,

     5. Integration services that enable all components to interface with the client's existing computer system,

     6. Consulting services including system design and project management, and

     7. Customer support services such as help desk, warranty repair and asset management.

For the fiscal year ended March 31, 2003 90% of total revenues were related to the resale of equipment, with the remaining 10% pertaining to associated services. In fiscal year 2002 total revenues were 95% and 5%, respectively. The Company's principal executive offices are located at 1840 Centre Point Drive, Naperville, IL 60563.

Mobile Computing/Wireless Data Industry

The 2002 United States market for handheld programmable devices in vertical applications using Wintel and Pocket PC products is between $600 million to $700 million. Vertical applications are software applications that are specific to an industry or market, such as health care or food service. The nature of a vertical market is that businesses in a vertical market share common problems that require similar, if not the same, solutions. Thus, by developing a hardware or software solution for a vertical market, the Company creates an opportunity to service all of the potential customers within that market in a cost efficient manner. According to The Yankee Group, mobile computing and related products are the fastest growing segment of the technology market. This market is expected to grow at a 20% annual rate through 2004 and then increase to a 30% annual growth rate through 2006, resulting in a market that more than doubles to $1.5 billion in less than five years. Based in Boston, the Yankee Group is a globally established leader in technology research and consulting services. For over four decades the Yankee Group has provided technology and market forecasting as well as cross-industry analysis to support their worldwide client base.

Primary vertical markets with potential to benefit substantially from mobile computing and wireless computing technologies include automotive, airlines, insurance, health care, market research, hospitality, food service, consumer packaged goods and pharmaceuticals. The segment within the automotive industry that is in the most demand is in managing service departments, repair shops and diagnostic testing. The airline industry is currently testing mobile computing solutions for wireless reservations, check-in, maintenance, electronic flight bags, flight planning and especially security solutions. Insurance companies have been leaders in mobile computing in the areas of claims processing, inspections and risk assessments, and sales force automation. Health care companies have begun implementing mobile computing solutions to improve point of care in hospitals, clinics and visiting nurses. Consumer packaged goods companies are using these solutions for sales force automation, inventory management and control and shelf management. Pharmaceutical companies are interested in these products for sales force automation and clinical trials. Additional markets that offer considerable opportunity include financial services, retail, route delivery, transportation and utilities.


Company Strategy

Active Link has undergone a strategic realignment of its business model into the mobile computing industry through its merger with Mobility and the disposal of Active Link's voice communications units. During the year ended March 31, 2002 the Company made the decision to discontinue its voice communication products and related technical services segment (the "Voice Segment"). Select assets of certain Colorado divisions of the Voice Segment were sold prior to March 31, 2002. On April 15, 2002 the Company sold certain assets related to its Texas division of the Voice Segment to Optus, Inc., an unrelated third party, for $50,000 in cash and the assumption of $144,000 in liabilities. The Company used the proceeds from the sale, less transaction costs, to pay obligations associated with the assets sold. Mobility sells and supports pen based computing, wireless computing and remote computing solutions. This includes software design and implementation, device selection, service and support, help desk services, roll out services, and asset management. Mobility's headquarters are located at the Company's executive offices in Naperville, Illinois. In addition, Mobility has sales offices in Los Angeles, Cincinnati, Atlanta, Milwaukee and Detroit.

Active Link's strategy is to build on Mobility's uniqueness in the marketplace and position the Company as the leading project management and national systems integrator for Fortune 2000 companies and other large organizations in the mobile computing and wireless data market. The primary target customers will be those that are poised for significant growth and/or will experience significant productivity gains from mobile computing and wireless solutions. The Company's goal is to grow through internally generated sales and well-managed strategic alliances with key suppliers.

While the Company considers Mobility's historical position strong in its current market niche of providing project management for handheld and wireless business solutions on a national basis for large workforces, the Company plans to take additional steps to build a long-term position of strength in a growing wireless market.

Company Operations

The Company provides mobile computing and wireless technology solutions. The Company resells Pentium class handheld and tablet computers. Handheld computers are tablet-size or smaller and operate with a stylus, or pen, as opposed to the traditional keyboard. Typically, manufacturers of such products do not sell directly to the end customer; rather they establish reseller relationships. As a reseller, the Company can provide the end customer a variety of hardware alternatives. In addition, as previously described under the first paragraph of the section labeled "General", the Company provides a full array of services that support the development and implementation of a mobile computing project that most manufacturers are incapable of performing.

Added to the base unit are peripherals such as scanners, printers, specialized battery packs, etc. that provides additional functionality to a given solution. Also, many solutions require customized casing to maximize user interface that Mobility design and procures as needed. Mobility's hardware partners include Fujitsu, Microslate, Xybernaut, Itronix, Casio and InterMec. Software partners include IBSS, Delphi ISS, Metrix and EndueNet. Communications partners include Cisco, Socket, Lucent, Proxim and RIM.

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

When project requirements dictate software application development and/or application software integration, Mobility has a team of developers with the skills and experience capable of meeting almost any level software development. If the software development project is beyond the scope of our internal staff, it can be out-sourced to several nationally known software development companies including Delphi ISS, IBSS, Metrix and EndueNet. These strategic partners specialize in a wide range of industry software applications and new software development.

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

Another program in Mobility's value-add solution is the MobilityCARE program. Providing the Company with a recurring revenue stream, the MobilityCARE program encompasses after market managed services such as help desk support, repair, depot service and asset management. Our post implementation support is based on a 24 hours a day by 7 days a week technical support system. Many mobile end users are not computer literate, which adds a unique burden to clients trying to provide internal support. Mobility has developed a proven 24X7 help desk capability that is customized for the client's specific needs. Our post installation services are built on the fact that most of our mobile users are in mission critical business activities.


Competition

There are several companies beginning to compete in this marketplace. Most competitors occupy either the large corporate re-engineering space or the smaller regional and local markets. In the large corporate re-engineering space, leading competitors are IBM Global Services, EDS and KPMG. Their focus is on projects greater than $10 million in value and they focus on installations of SAP, Oracle, and Siebel Systems. Competitors for regional and local projects include Prologix, Infologix, DBK, Wav and EnPointe. It is important to note these entities have little or no capability to provide national rollouts or to service widely dispersed locations. Being able to service this middle tier, where Mobility Concepts is firmly established, provides a considerable advantage over potential newcomers.

Successful entry requires an experienced management team, mobile and wireless technology intellectual capital, relationships with key industry players, an excellent reputation and a solid client list.


Product Supply

The Company currently purchases handheld and pen based computers and various peripheral equipment from several major suppliers. Generally, these relationships, which have been established over the past several years, are based upon a reseller agreement. These agreements sometimes referred to as Value Added Reseller, or VAR, agreements provide the Company the ability to resell a manufacturers product. Typical terms of VAR agreements include credit terms of 30 days. However, due to the Company's current financial condition, most of the manufacturer's have the Company on a cash basis. This includes the Company's major supplier, Fujitsu. Mobility continually monitors changes in products offered by these manufacturers, as well as others, to review its current and future product mix. Mobility's products have limited warranties by their vendors for defects in material and workmanship.


Employees

As of March 31, 2003, the Company had approximately 28 full-time employees involved in technical service, maintenance, installation, administration, sales, accounting and warehousing. Subsequent to fiscal year end the Company entered into a relationship with Integrated Mobile Solutions, Inc. (IMS) whereby IMS provided the Company with a loan to continue minimal operations. Due to continued liquidity problems the Company terminated the majority of its employees. As part of the funding arrangement with IMS, key employees were contracted by IMS as independent contractors to continue to provide services to the Company's customers. The Company through the use of funds made available through the loan with IMS paid these services. It is the Company's intent to hire back key employees upon finalization of additional funding.

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

The Company may not be able to continue operations unless it receives substantial creditor concessions and additional financing.

The Company has historically reported net losses, including reporting a loss from continuing operations of $4,475,000 for the fiscal year ended March 31, 2003 and has a working capital deficit of $10,567,000 as of March 31, 2003. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due. Additionally, the Company is currently in default under the payment terms on substantial obligations, as described in Item 6. The Company has been named as the defendant in several lawsuits as described in Item 3.

The Company has implemented a survival plan consisting of three key elements:
(1) reduction of expenses (2) creditor arrangements, and (3) additional financing. Based on the Company's belief in the potential market for its products and services, the Company believes that if all three elements are implemented successfully, that the Company can survive and has the potential to grow and operate profitably. The Company has implemented the first part of its strategy by reducing its number of employees from 81 at March 31, 2002 to 28 at March 31, 2003. The Company has also made across the board cuts in employee compensation. During the past several months, the Company has been negotiating creditor discounts, extended payment terms and equity conversions. Although many creditors have agreed to discounts, discussions are continuing with several large creditors and remain unsettled.

The third part of the Company's strategy is to obtain additional financing. Subsequent to March 31, 2003, Integrated Mobile Solutions, LLC ("IMS"), a recently formed entity, loaned the Company $300,000 in bridge financing. The loan is secured by substantially all of the Company's assets. IMS has also informed the Company that if arrangements are made with the Company's creditors satisfactory to IMS and there are no material adverse changes to the Company's operations, IMS will attempt to raise additional financing to enable IMS to invest in the Company's securities. It is the intention of both the Company and IMS that IMS invest up to $2.0 million in the Company through the purchase of the

Company's common stock based upon a 50% discount on the then current market price, with a floor of $.04 per share. Much of this investment may come in the form of a note that would automatically convert into common stock upon approval of the Company's shareholders of an increase in the authorized shares of the Company's stock. IMS does not have substantial funds and may not be able to fund the intended purchase.

If the Company does not receive substantial creditor concessions and additional funding, the Company is unlikely to be able to continue operations.

The Company's Auditors Have Issued a Going Concern Opinion

In issuing an opinion on the accompanying consolidated financial statements, the Company's auditors issued a going concern opinion. These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company May Not Have Ability to React Well to Changes In Technology

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

Cash Credit Terms With Suppliers and Other Conditions Will Impact Ability to Operate Profitably

Although Mobility has established relationships with several suppliers of mobile computing equipment, there is no assurance Mobility will continue to be able to maintain these relationships, and to purchase products under advantageous terms and conditions from its suppliers. This may adversely affect Mobility's ability to offer products to its customers. Mobility's largest supplier, Fujitsu, supplied approximately 53% of the inventory and products purchased by Mobility for operations during the year ended March 31, 2003 as compared to 52% in fiscal year 2002. Mobility's relationship with Fujitsu has been strained due to its inability to timely pay Fujitsu. In April 2002, Mobility entered into an agreement with Fujitsu providing for payments on the outstanding obligation in the approximate amount of $2,600,000. In September 2002 Fujitsu agreed with the Company's request to modify the payment terms on the note. The new agreement is comprised of a monthly payment of $5,000 and additional payments based on purchasing incentives. Additionally, the maturation date of the note was extended an additional fifteen months to September 9, 2004. The purchasing incentive entails the Company paying Fujitsu an additional 5% of all purchases toward the payment of this note. At March 31, 2003 the balance due was $1,935,000. Any failure of Mobility to make the payments to Fujitsu as scheduled would likely have a material adverse effect on Mobility's business, financial condition and ability to continue operations. Additionally, the Company is on a cash basis with Fujitsu for ongoing product purchases. This impairs the Company's ability to purchase product, as purchases are limited to the Company's ability to generate cash prior to a sale in order to prepay for the product. If the Company is unable to convince Fujitsu to provide credit terms, it will make it more difficult for the Company to achieve profitable operations.

Delays in Purchase Decisions by Customers Due to the Economy May Hinder the Company's Ability to Meet Sales Objectives

The Company relies on many of its customers to make large purchase decisions. Due to the size and scope of many of these project-oriented sales, some customers may be reluctant to proceed with such purchases in an uncertain economy. As a result, some of the Company's planned larger projects may be delayed indefinitely by some customers. These delays hinder the Company's ability to meet its sales expectations and its ability to achieve profitable operations.

Volatility Of Stock Price May Discourage Investor Interest

There has been significant volatility in the market price for Active Link's common stock. The common stock is currently traded on the Electronic Bulletin Board, which may discourage investor interest in trading the common stock. On July 1, 2003, the closing bid price of Active Link's common stock was $.08 per share. There can be no assurance the price of the common stock will remain at or exceed current levels. Factors such as announcements relating to Active Link's operations, new products and services, prices and costs of products, sales of products, new technology offered by Active Link's competitors, government regulation or other matters may have a significant impact on the market price of Active Link's securities. Trading has historically been limited and sporadic, which may contribute to volatility of the market price.

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

Preferred Shares Available For Issuance May Discourage Acquisition or Investment in Company

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases from non-affiliates: (i) 11,337 square feet of office and warehouse space in Naperville, Illinois, which is used for its corporate headquarters, for approximately $15,500 per month under a lease that expires in October, 2006, and (ii) various leases for sales offices from 120 square feet to 772 square feet, with monthly lease rates from $360 to $975 all of which are on 30 to 60 day termination clauses.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Some seek payment of past due amounts owed by the Company while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time. The Company is currently involved in the following significant legal proceedings:

1. Toshiba America Information System, Inc. v. Active Link Communications, Inc., et al. This matter is pending in Orange County Superior Court in California. Toshiba filed suit on September 23, 2002, alleging that the Company breached a settlement agreement and promissory note. Toshiba is seeking payments due under the note, in addition to twenty-five percent (25%) of net proceeds from any sale of business units sold by the Company. Toshiba is also seeking interest and costs. On March 3, 2003, Toshiba was granted a Default Judgment in the amount of $777,000. On March 27, 2003, Toshiba served a Notice of Filing of Foreign Judgment, by which Toshiba, as a judgment creditor, filed the Agreed Judgment in the District Court for Arapahoe County in Colorado. The Company continues to negotiate a settlement of this action.

2. WKB Value Partners, L.P. v. Active Link Communications, Inc. This matter is pending in the District Court for Arapahoe County, Colorado. WKB Value Partners filed suit on September 10, 2002, for Forcible Entry and Detainer, based on the Company's continued possession of leased premises in Englewood, Colorado, without payment of rent. The parties stipulated to an Order giving the landlord possession and agreeing to pay rent, plus attorney fees, totaling $54,731.55. WKB Value Partners subsequently filed an Amended Complaint, seeking further damages for termination of the lease and a Motion for Entry of Default and Default Judgment, seeking total damages of $311,906.21. The Company also continues to negotiate a settlement of this action.

3. Southwestern Battery Corporation, Inc. v. Active Link Communications, Inc. This matter is pending in the District Court for the 95th Judicial District in Dallas County, Texas. Southwestern Battery brought suit for payments owed for goods and/or services provided to the Company. On September 20, 2002, the parties entered into an Agreed Judgment in favor of Southwestern Battery for the amount of $70,000. On January 10, 2003, Southwestern Battery served a Notice of Filing of Foreign Judgment, by which Southwestern Battery, as a judgment creditor, filed the Agreed Judgment in the District Court for Arapahoe County, Colorado. The Company also continues to negotiate a settlement of this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Active Link common stock trades on the Electronic Bulletin Board system under the symbol "ACVE". Set forth in the following tables are high and low bid quotations for each quarter in the fiscal years ended March 2003 and 2002. Trading in Active Link common stock is limited and sporadic. The quotations below represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.


                                                             ACTIVE LINK COMMON STOCK
                                                                  HIGH       LOW
                                                                  ----       ---
FISCAL 2002

June 30, 2001                                                     1.05       .29
September 30, 2001                                                 .87       .32
December 31, 2001                                                 1.53       .45
March 31, 2002                                                    1.50       .61


FISCAL 2003

June 30, 2002                                                      .67       .24
September 30, 2002                                                 .41       .13
December 31, 2002                                                  .31       .10
March 31, 2003                                                     .29       .05


Active Link has not paid any dividends on the Active Link common stock and does not anticipate paying cash dividends on the Active Link common stock in the foreseeable future. Active Link is currently precluded from paying dividends without the consent of its accounts receivable financing company. As of March 31, 2003 Active Link has 244 shareholders of record of common stock.

Recent Sales of Unregistered Securities for Cash

In May 2002 the Company received advances from two existing investors for $75,000 and $150,000, respectively. The Company converted these advances into promissory notes providing for interest at 8% per annum payable upon maturity on May 23, 2003, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 37,500 shares and 75,000 shares, respectively, of the Company's common stock at $.25 per share exercisable through May

23, 2006. The Company relied on Sections 4(2), 4(6) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D in connection with these transactions.

In June 2002 the Company received an advance from an existing investor for $77,000 in order to purchase product for resale. The Company converted the unpaid portion of this advance into a promissory note in the amount of $57,000 providing for interest at 8% per annum payable upon maturity on March 28, 2004, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 28,500 shares of the Company's common stock at $.25 per share exercisable through March 27, 2008. The Company relied on Sections 4(2), 4(6) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D in connection with these transactions.

In June 2002 the Company received net proceeds of $500,000 from an unsecured loan from an existing investor. The note holder is entitled to reimbursement of interest incurred on a note from her bank. This Note is convertible into Common Stock at $.25 per share. Principal and interest on the note is due December 27, 2002. The investor became a director of the Company in November 2002. The Company relied on Sections 4(2), 4(6) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D in connection with these transactions.

This same investor provided an additional $1,936,000 as of March 31, 2003. This investment is a promissory note with an interest rate of 5% per annum. It is convertible into Company stock at an exercise price of $.25 per share. Additionally, the Company issued to the investor 3,000,000 warrants exercisable through November 12, 2006 at an exercise price of $.25 per share. Due to these advances and the related warrants, the Company recorded additional $967,000 in deferred financing charges during this fiscal year. These charges relate to a beneficial conversion and associated warrants and will be amortized over the life of the note. The Company relied on Sections 4(2), 4(6) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D in connection with these transactions.

In August 2002 the Company received net proceeds of $250,000 from a short term Promissory Note from an accredited investor secured by the personal residence of the Company's President. Additionally, the Company issued 300,000 shares of stock to the note holder as compensation for services rendered. The Company defaulted on the Note. To cure the default on this note, the Company's President elected to pay-off the principal and accrued interest in March 2003. The Company will repay the President for this advance of funds. The Company relied on Sections 4(2), 4(6) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D in connection with these transactions.


Recent Sales of Unregistered Securities for Other Than Cash

None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Active Link Communications, Inc. is undergoing a strategic realignment of its business model into the mobile computing industry through its merger with Mobility Concepts, Inc. The Company has completed this realignment with the disposal of its voice communications unit, located in the Houston and Dallas/Ft. Worth metropolitan areas. The disposal was completed after certain key complimentary technical skills were transferred to the new operation. These skills were predominately related to the management of Active Link's sub-contractor network of installers.

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


Year Ended March 31, 2003 Compared To Year Ended March 31, 2002

Total revenues for Active Link were $7,925,000 and $13,723,000 for fiscal 2003 and fiscal 2002, respectively. For the fiscal year ended March 31, 2003 90% of total revenues were related to the resale of equipment, with the remaining 10% pertaining to associated services. For fiscal year ended March 31, 2002 revenues related to the resale of equipment comprised 95% of total revenues. This change in the composition of overall revenues was caused by an increase in revenues associated with help desk and warranty/repair services at a time when the resale of equipment decreased. The company reported a net loss of $7,742,000 for fiscal 2003 and a net loss of $7,992,000 for fiscal 2002. The net loss for fiscal 2002 includes a net loss for discontinued operations of $2,347,000. The net loss from continuing operations was $4,475,000 for fiscal 2003 and $3,831,000 for fiscal 2002.

The decrease in sales for the fiscal year was predominately caused by a limited ability to fund product purchases. During the fourth quarter of fiscal 2002 the Company exceeded its credit limit with its major supplier. As a result, the supplier placed the Company on a prepayment basis for future orders. Due to the company's cash position this had a significant impact on hindering sales. During the fiscal year ended March 31, 2003 the supplier agreed to convert the balance due of approximately $2,600,000 into a Promissory Note. The Company's inability to maintain credit relationships with its other major suppliers perpetuated the difficulty in purchasing product for resale. This created the need to prepay product purchases that in turn created the inability to fund sales. Also, many of the Company's major customers continued to delay corporate IT decisions involving the Company's products and services were deferred due to the lagging economy. Though many of these projects remain viable as future sales, the delay in these purchase decisions has hurt the Company's ability to maintain historical revenue levels. The Company's inability to purchase product on credit also hindered its ability to service ongoing customers that comprised its base line, repeat business.

The gross margin percentage on direct equipment sales and service increased from 15% to 17% for the fiscal year 2003 compared to fiscal year 2002. This was a result of an incrementally higher proportion of sales being attributed to services rather than the resale of equipment. Services such as help desk and warranty and repair work typically carry much higher margins as the direct cost related to these services is comprised predominately of labor costs. Total revenues associated with services in fiscal year 2003 totaled $833,000 compared to $584,000 for fiscal year 2002.

Selling expenses in fiscal 2003 totaled $847,000, a decrease of $370,000 over fiscal year 2002 selling expenses of $1,217,000. This decrease can be attributed to the combined impact of a revised commission program implemented for the sales staff with the Company's drastically reduced revenues. The revised commission program eliminated the payment of commissions on a monthly basis. Commissions were based on substantiated sales projections and adjusted semi-annually.

General and Administrative expenses in fiscal 2003 totaled $4,023,000, a decrease of $172,000 over fiscal 2002 expenses of $4,195,000. The decrease is the net impact of several factors. The elimination of the corporate headquarters in Denver ultimately resulted in the reduction of staff, however there was an overlap of salaries during the transition of the corporate office to Naperville. This overlap in salaries and related benefits amounted to approximately $447,000 for the fiscal year ended March 31, 2003. The elimination of other expenses relating to the Denver office resulted in a reduction in general and administrative expenses from fiscal year 2002 to fiscal year 2003 of $147,000. Subsequent to this transition, and due to lagging sales, further staff reductions were made in Naperville during the fourth quarter of fiscal year 2003 and first quarter fiscal 2004. The annualized impact of these reductions to salaries and related benefits is estimated to be approximately $830,000. Further cost containment initiatives resulted in a reduction in travel expenses of $165,000 from $426,000 incurred in fiscal year 2002 to $261,000 in fiscal year 2003. During fiscal year 2003 the Company paid $145,000 in outside service fees for the placement of additional funding as well as assistance in securing commitments from note holders to convert their notes into Company stock. In fiscal 2002 a non-recurring charge of $379,000 was booked representing the present value of future payments of a consulting agreement with the former owner of Mobility. The value of this consulting agreement was determined to be of minimal future value, resulting in this charge.

During fiscal year 2003 the Company offered holders of convertible debt that was maturing as of September 30, 2002 an opportunity to reduce the conversion rate from $.80 to $.25 per share if they would exercise the conversion option. Convertible debt in the amount of $1,176,000 was converted into Company stock. As a result of this offer of a reduced conversion rate, and in accordance with generally accepted accounting principles, an induced conversion expense of $838,000 was generated. This expense is the difference between the original conversion rate of $.80 and the fair market value of the stock on the date the stock was issued to the note holder.

Acquisition costs that occurred during the prior fiscal year were one-time expenses associated with the merger, totaled $337,000 and were predominately comprised of legal and accounting expenses.

In fiscal 2003 interest expense of $3,279,000 represented an increase of $1,420,000 over prior fiscal year interest expense of $1,859,000. Of this increase, $522,000 can be attributed to the amortization of imputed interest relating to the issuance of convertible debt and related warrants. The remaining increase can be attributed to the increase in borrowing.


Liquidity And Capital Resources

The Company's financial statements for the year ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $1,112,000 from $9,455,000 as of March 31, 2002 to $10,567,000 as of March 31, 2003. The
increase in the working capital deficit was predominately caused by a combined reduction in account receivable and inventory balances of $1,631,000, the result of a significant reduction in sales. As of March 31, 2003 the net receivable balance was $360,000 and inventory was $487,000 compared to balances as of March 31, 2002 of $1,632,000 and $846,000, respectively. Current liabilities as of March 31, 2003 were reduced from prior fiscal year by $1,086,000. This was the net result of reductions created by the conversion of $1,875,000 trade payables into a long-term note payable and the reduction of lines of credit balances of $456,000 resulting from lower receivable balances netted against the increase in the current portion of notes payable of $1,505,000.

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. These lines of credit were fully utilized to the extent of available collateral at March 31, 2003. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company was unable to satisfy a large portion of its payroll obligations, with $300,000 in accrued and unpaid wages as of March 31, 2003. The Company is currently seeking additional capital, but there can be no assurance that it will be able to fulfill its capital needs in the future.

Net cash used by continuing operating activities was $2,091,000 and $2,688,000 for the years ended March 31, 2003 and 2002, respectively. The use of cash was primarily the result of the Company's operating losses in fiscal 2003 and 2002.

Net cash provided by discontinued operations of $1,847,000 in 2002 was the result of the liquidation of assets and an increase in the retained liabilities of the operations disposed of.

Net cash provided by financing activities was $2,111,000 and $1,043,000 for the years ended March 31, 2003 and 2002, respectively. The increase in both years was the result of borrowings in excess of repayments on financings to support operations.

The Company has booked a total of $479,000 as allowance for doubtful accounts, which represents approximately 57% of total receivables as of March 31, 2003. This unusually high reserve is a result of the discontinuation of the Active Link operation. The Company believes this increases the risk of not being able to collect the receivables associated with the discontinued operation. Therefore, of the $446,000 of receivables associated with the discontinued operation, a reserve has been established for $324,000 or almost 73%. The Company will continue its best efforts to collect this receivable regardless of the allowance.

In July 2001, the Company, prior to its merger, negotiated a restructuring of existing amounts payable to a former key supplier, TAIS, into a long-term note. TAIS agreed to forgive $300,000 of the amounts payable, and the Company agreed to pay $20,000 per month with no interest for the first twelve (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. In addition, the Company agreed to accelerate the payment of the note, if in the future, the Company receives cash for any sale of existing business units. The Company failed to make payments due on this note and TAIS sought, and was awarded a judgment in the amount of $780,000. Management is attempting to negotiate a settlement. This debt pertains to a supplier of the discontinued operation and should not have a material impact on the ongoing operation of the Company.

In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility for the operations of Mobility. The agreement, which permits the Company to sell with recourse trade accounts receivable up to $3,000,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collateralized by substantially all of the assets of the Company. The agreement was renewed for an additional six-month period. At March 31, 2003, the Company had outstanding borrowings of $123,000.

During the period ended March 31, 2002 the Company received net proceeds of $125,000 from the sale of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,500. The notes bear interest at 10% per annum. Each Note is convertible into Common Stock at $.80 per share. Principal and interest on the notes is due October 31, 2002. The Company agreed to reduce the conversion price to $.25 per share in consideration for an extension of the due date.

In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors and two existing shareholders. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and were due April 27, 2002. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November 26, 2006. The Company agreed to reduce the conversion price to $.25 per share in consideration for an extension of the due date.

In December 2001, the Company closed on a $500,000 loan with three individuals and two institutional investors, secured by a second interest in telecom accounts receivable and certain other assets. The loan matured on April 27, 2002 and is payable with interest at 12% per annum. Interest and principal are convertible at the option of the lenders into the Company's common stock at $.80 per share. In addition, warrants were issued to purchase up to 360,000 shares of the Company's common stock at $.80. As consideration for an extension of the maturity date for nine months, the Company agreed with the three individuals to
(i) repricing of the conversion feature to $.25 per share; (ii) repricing the exercise price in warrants issued to them to $.25 per share; and (iii) issuing an additional 10,000 warrants to each investor per month exercisable at $.25 per share until the loans are repaid or converted, but not to exceed 70,000 warrants each. One of these note holders converted his principal balance plus accrued interest into stock in December 2002.

In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note in the amount of $2,611,871. Original terms included a payment of $500,000 in June 2002, with monthly payments of $100,000 for twelve (12) months, with a balloon payment of $500,000 due in December 2002 and a final balloon payment due in June 2003. Interest will accrue at 6.0% per annum and will be paid with the final balloon payment. The President of the Company and his spouse personally guarantees this note. In September 2002 the supplier agreed with the Company's request to modify the payment terms on the note. The new agreement is comprised of a monthly payment of $5,000 and additional payments based on purchasing incentives. Additionally, the maturation date of the note was extended an additional fifteen months to September 9, 2004. The purchasing incentive entails the Company paying Fujitsu an additional 5% of all purchases toward the payment of this note. At March 31, 2003 the balance due was $1,935,000. Any failure of Mobility to make the payments to Fujitsu as scheduled would likely have a material adverse effect on Mobility's business, financial condition and ability to continue operations. Additionally, the Company is on a cash basis with Fujitsu for ongoing product purchases. This impairs the Company's ability to purchase product, as purchases are limited to the Company's ability to generate cash prior to a sale in order to prepay for the product.

In May 2002 the Company received advances from two existing investors for $75,000 and $150,000, respectively. The Company converted these advances into promissory notes providing for interest at 8% per annum payable upon maturity on May 23, 2003, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 37,500 shares and 75,000 shares, respectively, of the Company's common stock at $.25 per share exercisable through May 22, 2007.

In June 2002 the Company received an advance from an existing investor for $77,000 in order to purchase product for resale. The Company converted the unpaid portion of this advance into a promissory note in the amount of $57,000 providing for interest at 8% per annum payable upon maturity on March 28, 2004, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 28,500 shares of the Company's common stock at $.25 per share exercisable through March 27, 2008.

In June 2002 the Company received net proceeds of $500,000 from a Convertible Promissory Note. The note holder, an existing investor, is entitled to reimbursement of interest incurred on a note from her bank. This Note is convertible into Common Stock at $.25 per share. Principal and interest on the note was due December 27, 2002. The investor became a director of the Company in November 2002.

This same investor provided an additional $1,936,000 as of March 31, 2003. This investment is a promissory note with an interest rate of 5% per annum. It is convertible into Company stock at an exercise price of $.25 per share. Additionally, the Company issued to the investor 3,000,000 warrants exercisable through November 12, 2006 at an exercise price of $.25 per share.

This investor previously entered into one additional Promissory Note with the Company for $500,000 in February 2002. This note was unsecured, convertible into Company stock and was due on September 30, 2002. This note is currently in default.

In August 2002 the Company received net proceeds of $250,000 from a short-term Promissory Note secured by the personal residence of the Company's President. Additionally, the Company issued 300,000 shares of stock to the note holder as compensation for services rendered. The Company defaulted on the Note. To cure the default on this note, the Company's President elected to pay-off the principal and accrued interest in March 2003. The Company will repay the President for this advance of funds.

Subsequent to March 31, 2003, the Company received net proceeds of $300,000 from a Promissory Note in July 2003 secured by a Borrower Security Agreement and Subsidiary Agreement by and between the Company and Integrated Mobile Solutions, LLC ("IMS"). The principal balance, together with accrued and unpaid interest, to accrue at 3%, is due and payable in aggregate on June 19, 2005.

The Company has implemented a survival plan consisting of three key elements:
(1) reduction of expenses (2) creditor arrangements, and (3) additional financing. Based on the Company's belief in the potential market for its products and services, the Company believes that if all three elements are implemented successfully, that the Company can survive and has the potential to grow and operate profitably. The Company has implemented the first part of its strategy by reducing its number of employees from 81 at March 31, 2002 to 28 at March 31, 2003. The Company has also made across the board cuts in employee compensation. During the past several months, the Company has been negotiating creditor discounts, extended payment terms and debt to equity conversions. Although many creditors have agreed to discounts, discussions are continuing with several large creditors and remain unsettled.

The third part of the Company's strategy is to obtain additional financing. Subsequent to March 31, 2003, Integrated Mobile Solutions, LLC ("IMS"), a recently formed entity, loaned the Company $300,000 in bridge financing. The loan is secured by substantially all of the Company's assets. IMS has also informed the Company that if arrangements are made with the Company's creditors satisfactory to IMS and there are no material adverse changes to the Company's operations, IMS will attempt to raise additional financing to enable IMS to invest in the Company's securities. It is the intention of both the Company and IMS that IMS invest up to $2.0 million in the Company through the purchase of the Company's common stock based upon a 50% discount on the then current market price, with a floor of $.04 per share. Much of this investment may come in the form of a note that would automatically convert into common stock upon approval of the Company's shareholders of an increase in the authorized shares of the Company's stock. IMS does not have substantial funds and may not be able to fund the intended purchase.

If the Company does not receive substantial creditor concessions and additional funding, the Company is unlikely to be able to continue operations.


New Accounting Pronouncements

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs cover by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.
In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.


Significant Accounting Policies

Revenue Recognition:

Revenue from the sale of equipment is recognized as products are shipped and title has passed to the customer. Revenue for fiscal year ended March 31, 2003 includes shipping and handling fees of $30,000 compared to $42,000 for fiscal year ended March 31, 2002. Shipping and handling costs included in costs of direct equipment were $139,000 for fiscal year ended March 31, 2003 compared to $193,000 for the prior fiscal year. Generally, products we sell have no right of return and are warranted by the original equipment manufacturer. Accordingly, the Company has not provided for a warranty accrual. Typically, equipment is not purchased from a supplier until an order has been received and processed from a customer.

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

Discontinued Operations:

The company accounting for discontinued operations is a significant accounting policy because it involves significant estimates of future losses from the operation and disposal of the business units. These estimates involve significant judgments and may be revised, as more information becomes available

Debt Discounts Valuation:

The valuations of discounts on debt are impacted by the estimated value of the associated warrants. The value of the warrants involves significant estimates, and was calculated using the Black Sholes options pricing model, which requires significant estimates to be made by the Company for the volatility of the stock, the term of the option and other factors. These estimates have a material impact on the valuation of the warrants, and consequently on the valuation of the debt discount recorded.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of Active Link Communications, Inc. (the "Company" or "Active Link") are as follows:

Name                         Position
----                         --------
James M. Ciccarelli          Chairman of the Board of Directors and Director

Tamara A. Ells               Director

Timothy A. Ells              President, Chief Executive Officer and Director

Donnette L. Hall             Director

Louis P. Panetta             Director

William D. Kelly             Vice President, Chief Financial Officer, Secretary and Treasurer


James M. Ciccarelli - Age 51. Mr. Ciccarelli has been a director and Chairman of the Board of the Company since July 1998. Mr. Ciccarelli served as Chief Executive Officer of the Company from July 1, 1998 to November 8, 2001. He served as President and CEO of Interconnect Acquisition Corporation from its founding in 1997 until its merger with the Company. He has served as a director of Birner Dental Management Services, Inc., since 1995. He also served as a director for Wireless Telcom, Inc. from 1993 to 1999. From 1990 to 1993, Mr. Ciccarelli was the Vice President of Intelligent Electronics and the President and CEO of its Reseller Network Division from 1987 to 1989. From 1988 to 1990, he was President of Connecting Point of America.

Tamara E. Ells - Age - 44. Ms. Ells has been a director of the Company since November 2001. From May 1998 to present, Ms. Ells has been a director of Mobility Concepts, Inc. Ms. Ells has served as President of Mobility Concepts, Inc. since November 2001. From May 1998 until November 2001, Ms. Ells served as Vice President - Marketing of Mobility Concepts, Inc. From July 1994 until May 1998, Ms. Ells served as Sales Manager of P.C. Solutions, Inc. Ms. Ells received a B.A. degree from Northwestern University.

Timothy A. Ells - Age 48. Mr. Ells has been a director, Chief Executive Officer and President of the Company since November 2001. From May 1998 to present, Mr. Ells has served as a director of Mobility Concepts, Inc. ("Mobility"). Mobility merged with the Company in November of 2001. Mr. Ells served as President of Mobility Concepts, Inc., formerly known as P.C. Solutions, Inc., since January 1994. Mr. Ells holds a B.S. degree from the University of Wisconsin - Madison.

Donnette L. Hall - Age 52. Ms. Hall has been a director of the Company since November 2002. For the past nine years, she has participated in a number of venture capital transactions. She is Secretary and major stockholder in Liquid Assets of North Manchester, Indiana; major stockholder of Low Bob's Tobacco Stores in Fort Wayne, Warsaw, and North Manchester, Indiana; major stockholder in Elan, located in Nashville, Tennessee.

Louis P. Panetta - Age - 53. Mr. Panetta has been a director of the Company since November 2001. From December 2001 to present Mr. Panetta has been a director of Mobility Concepts, Inc. Mr. Panetta has served as Vice President of Marketing and Investor Relations of Mobility Concepts, Inc. since November 2001. Before joining Mobility Concepts, Mr. Panetta served as President and CEO of Fujitsu Personal Systems, Inc. from August 1992 until August 1999. Mr. Panetta has also served as a Director of Communications Intelligence Corp. since October 2000. Mr. Panetta received a B.S. degree from Niagara University.

William D. Kelly - Age 49. Mr. Kelly joined Mobility Concepts in May 2001 as Chief Financial Officer. In August 2002 he became Vice President and Chief Financial Officer, Secretary and Treasurer of Active Link. Prior to joining Mobility Concepts, Mr. Kelly held the position of Vice President of Finance for Allied International, a division of Allied Van Lines, Inc., from October 1996 through November 2000. Mr. Kelly had held various positions of increasing responsibility with Allied Van Lines since December 1978. Mr. Kelly received a B.B.A. degree in Accounting from the University of Notre Dame.

Each of the directors was elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Mr. Ells and Ms. Ells are husband and wife; there are no other family relationships between any director or executive officer of the Company.

Based on a review of forms received by the Company which were submitted to the Securities and Exchange Commission by officers and directors and 10% shareholders of the Company, the Company believes that, during fiscal 2003, these persons complied with all applicable filing requirements on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation paid by the Company and options granted by the Company to the Chief Executive Officer of the Company and to each officer who earned more than $100,000, during the years ended March 31, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE


                                                                                      Long-term  Compensation
                                                                                -----------------------------------
                                                       Annual Compensation               Awards             Payouts
                                            ----------------------------------- ------------------------    -------
                                                                      Other      Restricted
Name and                                                              Annual       Stock        Options/      LTIP      All Other
Principal Position (1)(2)       Year        Salary $       Bonus   Compensation    Awards         SARs       Payouts   Compensation
--------------------------      ----        --------       -----   ------------  ----------     --------     -------   ------------
Timothy A. Ells, CEO            2003        $129,877         -0-         -0-         -0-          80,000         -0-         -0-
Timothy A. Ells, CEO            2002        $ 86,583         -0-         -0-         -0-             -0-         -0-         -0-
James M. Ciccarelli, CEO        2003        $ 29,242         -0-         -0-         -0-         135,000         -0-         -0-
James M. Ciccarelli, CEO        2002        $ 65,448         -0-         -0-         -0-          70,000         -0-         -0-


(1) Mr. Ells became President and CEO of Active Link on November 8, 2001 in connection with the merger between Active Link and Mobility. Mr. Ells has entered into an employment agreement with the Company, which provides for an annual salary of $200,000.

(2) The Company pays health insurance premiums for Mr. Ciccarelli. The aggregate amount of such compensation is less than either $50,000 or 10% of the total of annual salary and bonus for the above executive officers, which includes automobile expense of approximately $18,350 in fiscal 2003 and $16,450 in fiscal 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                   Number of          Percent of Total
                             Securities Underlying      Options/SAR's
                                 Options/SAR's      granted to employees      Exercise or          Expiration
Name                              Granted (#)          in fiscal year      or base price($/sh)        Date
--------------------------   ---------------------  --------------------   -------------------     ----------
James M. Ciccarelli, CEO            135,000                    11.2%              $ .25            11/11/07
Timothy A. Ells, CEO                 80,000                     6.6%              $ .25            11/11/07
William D. Kelly, VP & CFO          150,000                    12.4%              $ .25            11/11/07


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                           Number of
                                                           Securities                   Value of
                                  Shares                   Underlying                   Unexercised
                                  Acquired                 Unexercised                  In-The-Money
                                  On           Value       Options/SARs                 Options/SARs
                                  Exercise     Realized    At FY-End (#)                Exercisable/
                                  (#)          ($)         Exercisable/Unexercisable    Unexercisable
                                  --------     --------    -------------------------    -------------
Name
James M. Ciccarelli, CEO            30,000      $0          184,000/319,000              $ 0/$0
Timothy A. Ells, CEO                     0      $0                 0/80,000              $ 0/$0
William D. Kelly, VP & CFO               0      $0            8,500/167,000              $ 0/$0



401(k) Plans

On August 1, 1985, the Active Link established an Employees' Savings Plan (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of eighteen. As amended, the Active Link may make matching contributions up to 50% of the participant's contribution (made via salary reduction arrangements) as described in the ESP. In addition, the Active Link may also make an annual contribution from its profits. Active Link made no contribution to the ESP in 2003 or 2002. Active Link has terminated this plan.

Mobility provides a 401(k) employee savings plan option to all employees who meet certain eligibility requirements as defined by the plan. Mobility has elected to make matching contributions of 25 percent of the first 4 percent and 10 percent of the next 2 percent of employee voluntary contributions. Participants vest in employer contributions over a five-year period. Mobility matching contributions to the plan amounted to $13,000 and $17,000 for the years ended March 31, 2003 and 2002, respectively.


Stock Option and Stock Appreciation Plans

In fiscal 1998, the Company adopted the 1997 Stock Option Plan (the "97 Plan"); pursuant to which options to purchase up to 150,000 shares of Common Stock may be granted to employees and consultants of the Company. Additionally, the Plan provided for the specific grant of 135,000 options to certain key employees and consultants. Of these options, 115,000 were granted at $1.30 per share and 20,000 were granted at $1.50 per share, representing the fair market values on the respective dates of grant. The options expired in August 2001 and February 2002, respectively. No other options have been granted under the 97 Plan.


In fiscal 1999, the Company adopted the 1998 Stock Option Plan (the "98 Plan"); pursuant to which options to purchase up to 2,500,000 shares of Common Stock may be granted to employees and consultants of the Company. Options to purchase 1,406,569 shares have been granted at exercise prices ranging from $.25 to $4.00 per share. Of this amount, options to purchase 735,000 shares have been granted to officers and directors of the Company. The exercise prices for all options have been based on the fair market value per share of the Common Stock on their respective dates of grant.


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

The Company does not pay directors for meetings attended. During the year ended March 31, 2003, the Company held 7 meetings of the Board of Directors and took action at other times by written consent. Each director attended 80 percent of the meetings held during the period he or she served as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding Common Stock on July 1, 2003 and information as of July 1, 2003 with respect to the ownership of equity by each director of the Company and by all officers and directors as a group.

Certain Beneficial Owners

  Name & Address of                                Shares Beneficially
  Beneficial Owner                 Title of Class       Owned(1)            Percent
--------------------------         --------------  -------------------      -------
Timothy A. Ells(2)                  Common Stock       9,039,651             32.75%
1840 Centre Point Drive
Naperville, Illinois 60563

James M. Ciccarelli(3)              Common Stock       2,055,167              7.20%
1840 Centre Point Drive
Naperville, Illinois 60563

Tamara A. Ells(3)                   Common Stock         115,000              0.42%
1840 Centre Point Drive
Naperville, Illinois 60563

Louis P. Panetta(3)                 Common Stock         127,700              0.46%
1840 Centre Point Drive
Naperville, Illinois 60563

Donnette L. Hall(6)                 Common Stock      17,248,768             39.86%
1840 Centre Point Drive
Naperville, Illinois 60563

Officers and Directors as           Common Stock      28,261,286             63.09%
a Group (6 persons)(5)

Steven M. Bathgate(4)               Common Stock       2,114,704              7.49%
5350 S. Roslyn, Suite 400
Englewood, Colorado 80111

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) The number of shares set forth opposite the name Timothy A. Ells includes options to purchase an aggregate of 80,000 shares.

(3) The number of shares set forth opposite the name of James M. Ciccarelli includes (i) options and a warrant to purchase 444,000 shares, and (ii) 581,167 shares which underlie a convertible note in the principal amount of $125,000. The numbers of shares set forth opposite the names of Tamara A. Ells and Louis P. Panetta include options to purchase 115,000 and 125,500 shares, respectively. The number of shares set forth opposite the name of Tamara A. Ells does not include any shares owned by her husband.

(4) The shares set forth opposite the name of Steven M. Bathgate include warrants to purchase 394,865 shares. Also included are 320,800 shares that underlie convertible notes in the principal amount of $75,000 payable to Mr. Bathgate. Mr. Bathgate is a principal of Bathgate Capital Partners, LLC.

(5) The number of shares set forth opposite the officers and directors as a group includes the aforementioned options to Messrs. Ciccarelli, Ms. Ells, Mr. Panetta, as well as, options to purchase 175,000 shares for Mr. Kelly.

(6) The shares set forth opposite the name of Donnette L. Hall and officers and directors as a group includes options granted to Ms. Hall's spouse to purchase an aggregate of 50,000 shares. Also included are shares that may be acquired by her through conversion of notes and exercise of warrants. See Item 12.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has used the services of Bathgate Capital Partners LLC, which was formerly known as Bathgate McColley Capital Group, LLC ("BMCG"), as a placement agent for offerings in 1998 and 1999 of Common Stock, Preferred Stock and debt. During this period, BMCG sold an aggregate of $3,137,000 in equity and debt securities on behalf of the Company. The Company paid BMCG an aggregate of $253,667 in commissions, and issued warrants to purchase an aggregate of 250,850 shares of Common Stock. Steven M. Bathgate and Eugene McColley, principals of BMCG, participated as investors in these offerings and are principal shareholders of the Company. In the Company's unit offering completed in May 1998, Mr. Bathgate purchased 40,000 Units and Mr. McColley purchased 40,000 Units. The purchase price was $1.25 per Unit, with each Unit consisting of one share of common stock and one warrant exercisable at $2.50 per share for a five-year period. In the private placement completed in March 1999, Mr. Bathgate purchased 349,250 Units and Mr. McColley purchased 194,250 Units. The purchase price for each Unit was $200, with each Unit consisting of one share of Series H Preferred Stock and 40 warrants. Each warrant entitles the holder to purchase one share of common stock at $3.00 share through October 20, 2003. Each one share of Series H Preferred Stock was converted into 200 shares of common stock upon the approval of shareholders to an increase in the authorized shares of common stock. In July 1999 the Company began the sale of Units of Subordinated Convertible Notes and Warrants. Mr. Bathgate and Mr. McColley purchased 2 and 1 units, respectively. Each unit consisted of a $50,000 Subordinated Convertible Note and 20,000 Warrants for a purchase price of $50,400. The Company completed the offering in November 1999. BMCG sold an aggregate of $2,200,000 in debt and warrants. The Company paid BMCG a commission of $133,000 and issued warrants to purchase 115,000 shares of Common Stock. In addition, BMCG was paid a consulting fee of $35,000 for assistance with certain acquisitions made by the Company during fiscal 2000. During fiscal 2001 the Company: (i) paid BMCG a commission of $38,000 and issued warrants to purchase 20,571 shares of Common Stock in connection with the sale of 300,000 shares of the Company's Common Stock; (ii) paid BMCG a commission of $15,000 and issued warrants to purchase 7,500 shares of Common Stock in connection with the sales of $375,000 of convertible notes;
(iii) paid BMCG a commission of $5,760 for their assistance in the early exercise of warrants; and (iv) paid BMCG a consulting fee of $15,000 for assistance with the acquisition made by the Company during the year. During fiscal 2003 the Company: (i) paid BMCG a commission of $14,750 in connection with securing several loans; and (ii) paid BMCG a commission of $42,250 for their assistance in obtaining commitments from note holders to convert their notes into Company stock. It is expected that BMCG will be paid commissions and issued warrants upon the sale of additional securities of the Company.

In May 2002, Mr. Bathgate advanced the Company $75,000 as an unsecured loan. The promissory note provides for interest at 8% per annum payable upon maturity on May 23, 2003, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 37,500 shares of the Company's common stock at $.25 per share exercisable through May 22, 2007.


In August 2001, the Company entered into a short term borrowing agreement with a bank for a $200,000 line of credit. The Chairman of the Company's Board of Directors, Mr. Ciccarelli, and two of the

Company's shareholders, Messrs. Bathgate and McColley, have personally guaranteed the line of credit. Messrs. Bathgate and McColley receive an aggregate of 15,000 warrants exercisable at $.80 until August 2006 for each month the personal guarantees are in place. At March 31, 2003 190,000 warrants have been issued. The line of credit was fully utilized at March 31, 2002.

In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors, Mr. Ciccarelli, and two shareholders, Messrs. Bathgate and McColley. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November 26, 2006. The Company agreed to reduce the conversion price to $25 per share in consideration for an extension of the due date.

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

In December 2001, the Company entered into a financing agreement with a finance company to provide a revolving loan facility. Mr. Ells, who is the President and CEO and principal shareholder of the Company, has personally guaranteed payment of the obligation.

On May 28, 2002, the Company reached an agreement with Fujitsu PC Corporation to restructure amounts owed them, in the amount of $2,611,871.07. Mr. Ells and his wife, Tamara A. Ells, who is the President of Mobility and a Director of the Company, have personally guaranteed payment of the obligation.

In connection with the merger of Active Link and Mobility, Mr. Ells signed a one year employment agreement that provides for a base salary of (i) $200,000; (ii) reimbursement of up to $7,500 per year of life and disability premiums; (iii) a $650 per month car allowance; (iv) and reimbursement of club dues and other expenses not to exceed $10,000 per year. This employment agreement has an automatic one-year renewal clause. Mr. Ells deferred $42,000 of his salary in fiscal year 2003, and continues to be compensated at levels below his contractual rate.

In connection with the merger of Active Link and Mobility, Ms. Ells signed a one year employment agreement that provides for a base salary of (i) $150,000; (ii) reimbursement of up to $7,500 per year of life and disability premiums; (iii) and a $500 per month car allowance. This employment agreement has an automatic one-year renewal clause. Ms. Ells deferred $33,000 of her salary in fiscal year 2003, and continues to be compensated at levels below her contractual rate.

On September 29, 2001, Donnette L. Hall, loaned Mr. Ells $1,500,000. This loan is convertible into the common stock of the Company owned by Mr. Ells at $1.00 per share.

In February 2002, Ms. Hall purchased a convertible note from the Company in the amount of $500,000 convertible into the common stock of the Company currently at $.25 per share. In addition, Ms. Hall received warrants to purchase 250,000 shares of common stock currently at $.25 per share.

In July 2002, Ms. Hall purchased a convertible note from the Company in the amount of $500,000 convertible into the common stock of the Company at $.25 per share. In addition, Ms. Hall received warrants to purchase 250,000 shares of common stock at $.25 per share. Mr. Ells and Ms. Ells have personally guaranteed payment of the note. Ms. Hall became a director of the Company in November 2002.

Ms. Hall also provided an additional $1,936,000 as of March 31, 2003. This investment is a promissory note with an interest rate of 5% per annum. It is convertible into Company stock at an exercise price of $.25 per share. Additionally, the Company issued to Ms. Hall 3,000,000 warrants exercisable through November 12, 2006 at an exercise price of $.25 per share.

In August 2002 the Company received net proceeds of $250,000 from a short-term Promissory Note secured by the personal residence of Mr. Ells and Ms. Ells. Additionally, the Company issued 300,000 shares of stock to the note holder as compensation for services rendered. The Company defaulted on the Note. To cure the default on this note, the Company's President elected to pay-off the principal and accrued interest in March 2003. The Company will repay the President for this advance of funds.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.   Plan of Acquisition

          (a) Merger Agreement dated September 30, 2000 by and among IAC Acquisition Corporation, Communications World International, Inc., Application Consultants, Inc., Timothy L. McClung, Darren
               L. Schaefer, Warren Shawn Kissman, Timothy L. Woods and Dennis J. Johanningmeier filed as Exhibit 2.1 to the Form 8-K dated October 4, 2000 is incorporated herein by reference.

          (b) Amended and Restated Agreement by and among Active Link Communications, Inc., ALCI Acquisition Corp., Mobility Concepts, Inc., Timothy Ells, and James Ciccarelli filed as Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

     3.   Articles of Incorporation and Bylaws.

          (a) Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Registration Statement on Form SB-2 (File No. 33-87808) is incorporated herein by this reference.

          (b)  Amended and restated bylaws. (3)

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

          (e) Articles of Amendment to the Articles of Incorporation dated March 23, 1999. (2)

          (f) Articles of Amendment to the Articles of Incorporation dated November 8, 2000. (3)

     10.  Material Contracts

          (a) Amended and Restated 1997 Stock Option Plan filed as Exhibit 10(k) to the Report on From 10-KSB for the year ended April 30, 1998 is incorporated herein by this reference.

          (b)  1998 Stock Incentive Plan. (2)

          (c)  1999 Non-discretionary stock option plan. (2)

          (d) Consulting agreement between Registrant and Bathgate McColley Capital Group LLC, dated January 3, 2000 filed as Exhibit 10 to the Report on Form 10-KSB for the year ended April 30, 2000 is incorporated herein by this reference.

          (e) Settlement Agreement and Release of Claims effective July 30, 2001, between Registrant and Toshiba American Information Systems, Inc. and Promissory Note dated July 30, 2001, in the amount of $807,536.07. (3)

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

          (i) Employment Agreement between Active Link Communications, Inc. and David E. Welch. (1)

         (j.1) Assignment of Accounts and Security Agreement dated December 21,
               2001 with SPECTRUM Commercial Services Company. (1)

         (j.2) Guaranty of Timothy Ells for Assignment of Accounts and Security
               Agreement dated December 21, 2001 with SPECTRUM Commercial Services Company. (1)

         (j.3) Guaranty of Tamara Ells for Assignment of Accounts and Security
               Agreement dated December 21, 2001 with SPECTRUM Commercial Services Company. (1)

          (k) Convertible Promissory Note dated November 26, 2001 between Active Link Communications, Inc. and James Ciccarelli. (1)

         (l.1) Promissory Note dated May 28, 2002 between Fujitsu PC
               Corporation and Mobility Concepts, Inc. in the amount of $2,611,871.07. (1)

         (l.2) Guaranty of Timothy Ells and Tamara Ells for Promissory Note dated May 28, 2002 between Fujitsu PC Corporation and Mobility Concepts, Inc. (1)

          (m) Employment Agreement between William D. Kelly and Mobility Concepts, Inc.

         (n.1) Convertible Promissory Note dated February 21, 2002 between
               Active Link Communications, Inc. and Donnette Hall.

         (n.2) Warrants granted to Donnette Hall in association with the Convertible Promissory Note dated February 21, 2002.

         (n.3) Convertible Promissory Note dated June 27, 2002 between Active
               Link Communications, Inc. and Donnette Hall.

         (n.4) Warrants granted to Donnette Hall in association with the Convertible Promissory Note dated June 27, 2002.

         (n.5) Convertible Promissory Note dated November 12, 2002 between
               Active Link Communications, Inc. and Donnette Hall.

         (n.6) Warrants granted to Donnette Hall in association with the Convertible Promissory Note dated November 12, 2002.

         (o.1) Consulting agreement between Registrant and Steven Scott dated
               October 1, 2002.

         (o.2) Letter agreement between Registrant and Steven Scott dated
               December 23, 2002 rescinding the issuance of stock and revising the original consulting agreement.

         (p.1) Promissory Note dated June 20, 2003 between Active Link
               Communications, Inc. and Integrated Mobile Solutions, LLC.

         (p.2) Borrower Security Agreement dated June 20, 2003 between Active
               Link Communications, Inc. and Integrated Mobile Solutions, LLC.

         (p.3) Pledge Agreement dated June 20, 2003 between Active Link
               Communications, Inc. and Integrated Mobile Solutions, LLC.

         (p.4) Subsidiary Security Agreement dated June 20, 2003 between
               Mobility Concepts, Inc. and Integrated Mobile Solutions, LLC.

         (p.5) Agreement dated June 20, 2003 between Active Link
               Communications, Inc., Spectrum Commercial Services Company, Renaissance US Growth & Income Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., Alan I. Goldberg, Robert Nieder, Integrated Mobile Solutions, LLC and Mobility Concepts, Inc.

          (q) Letter of Intent dated July 14, 2003 between Active Link Communications, Inc. and Integrated Mobile Solutions, LLC.

     (1) Filed as an exhibit to the Report on Form 10-KSB as of March 31, 2002, incorporated herein by this reference.

     (2) Filed as an exhibit to the Report on Form 10-SB as amended and incorporated herein by this reference.

     (3) Filed as an exhibit to the Report on Form 10-KSB as of April 30, 2001, incorporated herein by this reference.

99.1 Section 906 certifications

(b) Reports on Form 8-K

The Company filed three Forms 8-K during the last quarter of the fiscal year ending March 31, 2003.

     (a)  Form 8-K filed February 20, 2003 to disclose a press release under
          Item 9, Regulation FD Disclosure.

     (b)  Form 8-K filed February 24, 2003 to disclose a press release under
          Item 9, Regulation FD Disclosure.

     (c)  Form 8-K filed February 25, 2003 to disclose a press release under
          Item 9, Regulation FD Disclosure.



ITEM 14. CONTROLS AND PROCEDURES

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Consolidated Financial Statements

Independent Auditors' Report Year Ended March 31, 2003                             F-1
Consolidated Balance Sheet - March 31, 2003                                        F-2
Consolidated Statements of Operations - for the Years Ended
    March 31, 2003 and 2002                                                        F-3
Consolidated Statements of Stockholders' Deficit - for the Years Ended
    March 31, 2003 and 2002                                                        F-4
Consolidated Statements of Cash Flows - for the Years Ended
   March 31, 2003 and 2002                                                       F-5,6
Notes to Consolidated Financial Statements                                      F-7-31

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Active Link Communications, Inc.
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of Active Link Communications, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Active Link Communications, Inc. and subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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



HEIN + ASSOCIATES LLP

Denver, Colorado
June 26, 2003

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                            (IN THOUSANDS OF DOLLARS)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                                                 $     20
 Trade accounts and current portion of notes receivable, less allowance for
  doubtful accounts of $479                                                                360
 Inventory                                                                                 487
 Prepaid expenses and other current assets                                                  40
                                                                                      --------

        TOTAL CURRENT ASSETS                                                               907

Property and equipment, net                                                                 21
Deposits and other assets                                                                   15
                                                                                      --------

               TOTAL ASSETS                                                           $    943
                                                                                      ========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Trade accounts payable                                                               $  4,978
 Short term borrowings                                                                     323
 Current portion of notes payable, including amounts due to
  related parties of $1,226                                                              4,073
 Accrued interest payable                                                                  319
 Accrued expenses, deposits and other liabilities                                        1,781
                                                                                      --------


           TOTAL CURRENT LIABILITIES                                                    11,474

LONG-TERM LIABILITIES:
 Notes payable, net of current portion, including amounts due
  to related parties of $1,462                                                           3,336
                                                                                      --------

                                                                                        14,810
                                                                                      --------
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 7)

STOCKHOLDERS' DEFICIT:
 Convertible preferred stock, $1.00 par value, 3,000,000
  shares authorized:                                                                        --
 Common stock, no par value, 75,000,000 shares authorized;
  27,401,464 issued and outstanding shares                                               2,599
 Additional paid-in capital                                                              4,589
 Excess of liabilities assumed over assets acquired, net                                (4,348)
 Accumulated deficit                                                                   (16,707)
                                                                                      --------
           TOTAL STOCKHOLDERS' DEFICIT                                                 (13,867)
                                                                                      --------
               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    943
                                                                                      ========


The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED MARCH 31, 2003 AND 2002 (IN THOUSANDS
                     OF DOLLARS EXCEPT LOSS PER SHARE DATA)


                                                                     2003               2002
                                                                 ------------       ------------
REVENUE FROM:
   Direct equipment                                              $      7,092       $     13,139
   Service sales                                                          833                584
                                                                 ------------       ------------
                                                                        7,925             13,723
                                                                 ------------       ------------

COSTS AND EXPENSES:
   Cost of direct equipment                                             6,317             11,453
   Cost of service sales                                                  252                223
   Selling                                                                847              1,217
   General and administrative                                           4,023              4,195
   Depreciation and amortization                                          123                129
   Induced Debt Conversion                                                838                 --
   Acquisition costs                                                       --                337
                                                                 ------------       ------------
                                                                       12,400             17,554
                                                                 ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                        (4,475)            (3,831)

OTHER INCOME (EXPENSE)
     Interest expense                                                  (3,279)            (1,859)
     Interest and other income                                             12                 45
                                                                 ------------       ------------
         Total other income (expense)                                  (3,267)            (1,814)
                                                                 ------------       ------------

DISCONTINUED OPERATIONS
    Loss from discontinued operations                                      --             (1,002)
    Loss on disposal of discontinued operations                            --             (1,345)
                                                                 ------------       ------------
                                                                           --             (2,347)

NET LOSS                                                         $     (7,742)      $     (7,992)
                                                                 ============       ============

LOSS PER COMMON SHARE:
   Basic and Diluted:
      Loss from continuing operations                            $       (.19)      $       (.27)
      Other income (expense)                                             (.15)              (.13)
      Loss from discontinued operations                                    --               (.16)
                                                                 ------------       ------------
      Net loss                                                   $       (.34)      $       (.56)
                                                                 ============       ============

   WEIGHTED - AVERAGE NUMBER OF OUTSTANDING COMMON SHARES
   Basic and Diluted                                               22,667,087         14,300,003
                                                                 ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2003 AND 2002
               (IN THOUSANDS OF DOLLARS EXCEPT SHARE INFORMATION)


                                                                                  Excess of
                                                                                 Liabilities
                                           Common Stock                             over
                                    --------------------------    Additional        Assets       Accumulated    Stockholders'
                                       Shares         Amount    Paid-in Capital    Acquired         Deficit         Deficit
                                    -----------    -----------  ---------------  ------------    ------------   -------------
BALANCES, MARCH 31, 2001              9,959,651    $        --    $        67     $        --     $      (973)    $      (906)

Contribution of capital by
shareholder                                                               520                                             520

Acquisition of Active Link
Communications, Inc.                 10,366,167             --           (587)         (4,348)             --          (4,935)

Discount and warrants
related to  convertible
notes                                        --             --          2,965              --              --           2,965

Issuance of warrants for
consultants and loan
guarantee                                    --             --            278              --              --             278

Conversion of notes payable             333,679            268             --              --              --             268

Net loss                                     --             --             --              --          (7,992)         (7,992)
                                    -----------    -----------    -----------     -----------     -----------     -----------

BALANCES, MARCH 31, 2002             20,659,497            268          3,243          (4,348)         (8,965)         (9,802)

Discount and warrants
related to  convertible
notes                                        --             --          1,346              --              --           1,346

Issuance of stock for
consultants and
acquisition settlement                  372,500             65             --              --              --              65

Induced conversion                           --            838                                                            838

Conversion of notes
payable and accrued
interest                              6,369,467          1,428             --              --              --           1,428

Net loss                                     --             --             --              --          (7,742)         (7,742)
                                    -----------    -----------    -----------     -----------     -----------     -----------
BALANCES, MARCH 31, 2003            $27,401,464    $     2,599    $     4,589     $    (4,348)    $   (16,707)    $   (13,867)
                                    ===========    ===========    ===========     ===========     ===========     ===========




The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2003 AND 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                      2003        2002
                                                                    -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                               $(7,742)    $(5,645)
  Adjustments to reconcile to net cash used in
   operating activities, net of effect of acquisitions:
     Depreciation and amortization                                      123         129
     Amortization of debt discount and debt issuance costs            2,159       1,636
     Provision for losses on accounts                                   151         365
     Common Stock and or Warrants issued for services                    65         192
     Induced Debt Conversion Expense                                    838          --
     Changes in operating assets and liabilities:
           Trade accounts receivable                                  1,121       1,512
           Inventories                                                  359          65
           Prepaid expenses                                              --        (127)
           Deposits and other assets                                    675         558
           Checks issued in excess of funds on deposit                 (169)       (720)
           Trade accounts payable                                       135         599
           Accrued expenses, deposits and other liabilities             194      (1,252)
                                                                    -------     -------
     Net cash used in continuing operating activities                (2,091)     (2,688)
                                                                    -------     -------

  Loss from discontinued operations
     Loss from discontinued operations                                   --      (2,347)
     Changes in assets and liabilities                                   --       4,194
                                                                    -------     -------
     Net cash provided by discontinued operations                        --       1,847
                                                                    -------     -------
NET CASH USED IN TOTAL OPERATING ACTIVITIES                          (2,091)       (841)
                                                                    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  --         (39)
   Pre acquisition advances to parent                                    --        (189)
   Advances to officer                                                   --          --
                                                                    -------     -------
     Net cash used in investing activities                               --        (228)
                                                                    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayment) under line-of-credit agreement           (175)        199
   Payments of notes payable                                           (356)     (1,387)
   Repayment of capital lease obligations                               (34)        (14)
   Issuance of convertible debt                                       2,676       1,725
   Proceeds from long-term debt                                          --          --
   Contribution from shareholder                                         --         520
                                                                    -------     -------
     Net cash provided by financing activities                        2,111       1,043
                                                                    -------     -------
     Net increase (decrease) in cash and cash equivalents                20         (26)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                        0          26
                                                                    -------     -------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                        $    20     $     0
                                                                    =======     =======



The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2003 AND 2002
                            (IN THOUSANDS OF DOLLARS)


                                                             2003       2002
                                                            -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                            $   565    $   211

NON-CASH FINANCING ACTIVITIES:
   Issuance of stock options and warrants to outside
    consultants                                                  65        278
   Conversion of notes payable and accrued interest
    to common stock                                           1,428        268
   Issuance of common stock in reverse acquisition               --     (4,348)
   Discounts and warrants related to convertible notes        1,346      2,965


The accompanying notes are an integral part of the consolidated financial statements.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRESENTATION

     The consolidated financial statements presented are those of Active Link Communications, Inc., and its subsidiaries, Mobility Concepts, Inc., CommWorld Acquisition Corporation, IAC Acquisition Corporation, and Digital Telecom, Inc. (collectively, the "Company"). References to "Active Link" relate to transactions of Active Link Communications and its subsidiaries prior to the merger with Mobility Concepts, Inc. ("Mobility") discussed in
     Note 2. References to Mobility relate to transactions of Mobility Concepts, Inc. prior to the merger discussed in Note 2. As a result of a change in control, (see Note 2), for financial reporting purposes the acquisition of Mobility by Active Link has been treated as a reverse acquisition. Accordingly, the historical financial statements prior to the merger are the financial statements of Mobility. All significant intercompany balances and transactions have been eliminated in consolidation.

     ORGANIZATION AND NATURE OF OPERATIONS

     Active Link was incorporated under Colorado law in 1983 and has its principal executive offices at 1840 Centre Point Drive, Naperville, Illinois 60563. The Company currently markets mobile computing solutions, equipment and support to customers nationwide.

     REVENUE RECOGNITION

     Equipment Sales

     Revenue from the sale of equipment is recognized as products are shipped and title has passed to the customer. Revenue for fiscal year ended March 31, 2003 includes shipping and handling fees of $30,000 compared to $42,000 for fiscal year ended March 31, 2002. Shipping and handling costs included in costs of direct equipment were $139,000 for fiscal year ended March 31, 2003 compared to $193,000 for the prior fiscal year. Generally, products we sell have no right of return and are warranted by the original equipment manufacturer. Accordingly, the Company has not provided for a warranty accrual. Typically, equipment is not purchased from a supplier until an order has been received and processed from a customer.

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

     INVENTORY

     Inventory is carried at the lower of actual cost or estimated market value, cost being determined by the first-in/first-out method, and includes new, used and replacement items, substantially all of which are finished goods.

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

     NET LOSS PER COMMON SHARE

     The Company has adopted SFAS No.128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potential dilutive securities include options, convertible debt and warrants for the purchase of approximately
     30,367,000 and 10,440,000 shares of common stock as of March 31, 2003 and March 31, 2002, respectively. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended March 31, 2003 and March 31, 2002. Accordingly, basic and diluted EPS are the same for each year.

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

     STOCK OPTIONS

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation costs for these option plans been determined based on the fair value at the grant date for options granted in 2003 and 2002, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share applicable to common stock for 2003 and 2002 would have been the pro forma amounts indicated below:

(In thousands, except for share
information)                                    2003        2002
-----------------------------------------    ---------     -------
Net loss applicable to common stock -
   as reported                               $  (7,742)    $(7,992)
Add: Stock based compensation
included in reported Net income
(loss)                                              --          --
Deduct: Stock based compensation
under SFAS 123                                    (201)        (29)
                                             ---------     -------
Net loss applicable to common stock -
   pro forma                                 $  (7,943)    $(8,021)
                                             =========     =======
Loss per common share -
     as reported                             $    (.34)    $  (.56)
Loss per common share - stock based
compensation under SFAS 123                       (.01)         --
                                             ---------     -------
Loss per common share -
     pro forma                               $    (.35)    $  (.56)
                                             =========     =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2003              2002
                                       -------------    ---------------
          Risk-fee interest                  3%               4-5%
          Expected life                      5 years            5 years
          Expected volatility          126-127%           114-125%
          Expected dividend                 $0                 $0

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FINANCIAL INSTRUMENTS

     The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximate the Company's effective borrowing rate, with the exception of certain notes payable. These notes payable had a balance of $7,732,000 at March 31, 2003 with interest rates from 0% to 26%. As a result of current financial difficulties, the Company currently cannot determine its effective borrowing rate and therefore cannot determine the fair value of these notes.

     COMPREHENSIVE INCOME

     Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of other comprehensive income at March 31, 2003 or 2002, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs cover by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

     In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS
     147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion

     No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

     SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

     The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

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

     2002. At March 31, 2003 1,201,250 shares of the Company's common stock would be issued to the shareholder if convertible debt securities sold during the period from the Closing Date to March 31, 2002, is converted. The issuance of 49% of the common stock of the Company to the former sole shareholder of Mobility, the shareholders right to appoint a majority of the directors of the Company and the continuation of Mobility's management team is deemed to constitute a change of control of Active Link.

     As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Mobility by Active Link has been treated as a reverse acquisition. Mobility is the continuing entity for financial reporting purposes and as a result of Active Link's plan to sell all of its operations at the time of the merger, the acquisition has been treated as a recapitalization of Mobility. Accordingly, no goodwill or intangibles have been recorded as a result of this acquisition. The net assets of Active Link acquired in the transaction are recorded at their historical recorded value, which approximates their fair market value. This resulted in the recording of liabilities in excess of assets of $4,348,000 as a deficit in the equity section of the financial statements. The historical financial statements prior to the acquisition are the financial statements of Mobility. The number of common shares outstanding (440 on a historical basis) has been adjusted retroactively to reflect the issuance of 9,959,651 shares as if the merger occurred on March 31, 2000. The results of operations of Active Link's remaining preacquisition operations, voice communications, have been reflected as discontinued operations from the date of the acquisition of Mobility to March 31, 2003. For legal purposes, however, Active Link will remain the surviving entity. If the merger had occurred on April 1, 2001, on a Proforma basis, there would have been no change to reported revenue, as all the historical operations of Active Link Communications are reflected with Discontinued Operations. On a Proforma basis, if the merger was completed on April 1, 2001, the net loss would have been approximately $13,293,000 (unaudited) instead of the reported $7,992,000, and the loss per a share would have been approximately $(.64)(unaudited) instead of the reported $(.56) for the year ended March 31, 2002.


(3)  GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

     The Company's financial statements for the year ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from continuing operations of $4,475,000 for the fiscal year ended March 31, 2003 and has a working capital deficit and stockholders' deficit of $10,567,000 and $13,867,000, respectively as of March 31, 2003. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS (CONTINUED)

     The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a lending institution, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at March 31, 2003. The Company was unable to satisfy a large portion of its payroll obligations, with $300,000 in accrued and unpaid wages as of March 31, 2003. Additionally, the Company is currently in default under the payment terms on many of its other notes payable and several note holders and vendors have instituted legal action for collection. Furthermore, the Company's major product vendor, for its continuing operations, has notified the Company it will only sell to the Company on a cash basis. The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company reached an agreement with the vendor to restructure amounts owed the vendor into a promissory note. The President and CEO and major shareholder of the Company have personally guaranteed payment of the obligation.

     To address its cash flow concerns, the Company sold a series of convertible notes during fiscal 2003. The proceeds from these notes were used to fund operations of the Company. The notes consisted of the following:

          o    $500,000 Due in December, 2002, unsecured, convertible

          o $225,000 Advances provided by two stockholders to allow the Company to purchase product for resale. These advances were converted into three Convertible Promissory Notes. One note in the amount of $75,000 was converted into Company stock. The remaining two notes are due May 2003.

          o $77,000 Advance provided by a stockholder to allow the Company to purchase product for resale. This advance was converted into a Convertible Promissory Note in March 2003 for the then outstanding balance of $57,000. This note is due March 2004.

          o $250,000 Due in November 2002, secured by a second mortgage on the Company President's personal residence. The Company President prior to March 31, 2003 paid this note in full and a new note due the President is now in place.

          o $1,936,000 Funds provided by an investor to allow the Company to purchase product for resale and other working capital needs. This Convertible Promissory Note is due in November 2005. The investor agreed to provide a total of between $2,000,000 and $3,000,000 to the Company, subject to arrangements by the Company with its creditors satisfactory to the investor. The investor became a director of the Company in November 2002.

     The Company has implemented a survival plan consisting of three key elements: (1) reduction of expenses (2) creditor arrangements, and (3) additional financing. Based on the Company's belief in the potential market for its products and services, the Company believes that if all three elements are implemented successfully, that the Company can survive and has the potential to grow and operate profitably. The Company has implemented the first part of its strategy by reducing its number of employees from 81 at March 31, 2002 to 28 at March 31, 2003. The Company has also made across the board cuts in employee compensation. During the past several months, the Company has been negotiating creditor discounts, extended payment terms and debt to equity conversions. Although many creditors have agreed to discounts, discussions are continuing with several large creditors and remain unsettled.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS (CONTINUED)

     The third part of the Company's strategy is to obtain additional financing. Subsequent to March 31, 2003, Integrated Mobile Solutions, LLC ("IMS"), a recently formed entity, loaned the Company $300,000 in bridge financing. The loan is secured by substantially all of the Company's assets. IMS has also informed the Company that if arrangements are made with the Company's creditors satisfactory to IMS and there are no material adverse changes to the Company's operations, IMS will attempt to raise additional financing to enable IMS to invest in the Company's securities. It is the intention of both the Company and IMS that IMS invest up to $2.0 million in the Company through the purchase of the Company's common stock based upon a 50% discount on the then current market price, with a floor of $.04 per share. Much of this investment may come in the form of a note that would automatically convert into common stock upon approval of the Company's shareholders of an increase in the authorized shares of the Company's stock. IMS does not have substantial funds and may not be able to fund the intended purchase.

     If the Company does not receive substantial creditor concessions and additional funding, the Company is unlikely to be able to continue operations. Accordingly, there is a substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31, 2003:


                                                       Estimated
(In Thousands)                                        useful life
--------------                                        -----------
Furniture, fixtures and equipment                           3-7       $ 448
Software                                                      5          57
Leasehold improvements and other                              5          97
                                                                      -----
                                                                        602
  Less accumulated depreciation and amortization                       (581)
                                                                      -----
   Property and equipment, net                                        $  21
                                                                      =====

Depreciation expense for the years ended March 31, 2003 and 2002 was $123,000 and $129,000 respectively.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  REVOLVING LINE OF CREDIT AND OTHER SHORT TERM BORROWINGS

     In January 2002 the Company extended its revolving line of credit agreement for its voice operations. Interest, at the rate of prime plus 3.5% per annum, was due monthly. The revolving line of credit was collateralized by substantially all of the assets of the Company. This line of credit was paid in full and terminated during the fiscal year ended March 31, 2003.

     In December 2001 the Company entered into a financing agreement with a finance company to provide a revolving loan facility. The agreement permits the Company to sell with recourse trade accounts receivable up to $3,000,000 is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. Interest, at the rate of approximately 26% per annum, is due upon final settlement of each purchased invoice. The agreement is collateralized by substantially all of the assets of the Company. The agreement expires in June 2003 but was automatically renewed for an additional six-month period. The President of the Company and his spouse personally guarantees this note. At March 31, 2003, the Company had outstanding borrowings of $123,000. The carrying amount of the receivable pledged is $376,000 at March 31, 2003.

     Prior to its merger with Mobility Concepts, Active Link entered into a short term borrowing agreement with a bank for a $200,000 line of credit. The Chairman of the Company's Board of Directors and two of the Company's stockholders have personally guaranteed the line of credit. The stockholders receive an aggregate of 15,000 warrants exercisable at $.80 until August 2007 for each month the personal guarantees are in place. At March 31, 2003, 120,000 warrants have been issued. An expense is recorded each month for the fair value of warrants granted each month. The fair value of the warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market price of $.92 to $1.25, zero dividends, expected volatility of 126% to 134%, risk free interest rate of approximately 4.5% and an expected life of 5 years. The line of credit was fully utilized at March 31, 2003.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  NOTES PAYABLE

     Notes payable consist of the following at March 31, 2003:

     The following table and narrative discusses the convertible notes which were entered into by Active Link prior to its merger with Mobility
     Concepts:

          Convertible notes payable (The discount on these notes has been fully amortized) The terms of the convertible notes are as follows: $ 1,363,000

          Prior to its merger with Mobility Concepts Active Link sold $1,450,000 of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,400. Each Note was convertible into Common Stock at $1.50 per share which may be lowered under certain circumstances. During fiscal 2002 the per share conversion was lowered to $.80, this resulted in an additional discount of $1,900,000 being recorded. Each Warrant is exercisable at $.40 per share until September 30, 2004. Principal and interest on the notes is due the earlier of September 30, 2002, the date of receipt of an equity financing in excess of $4,000,000 or the date the Company consummates a merger with another entity in which the Company's shareholders receive a minimum of $10,000,000. The notes bear interest at 8% per annum. In October 2002 note holders were given the option of converting their notes at a reduced conversion rate of $.25 per share or extending the due date to March 31, 2004 for which they would receive a reduced conversion rate of $.60 per share. This resulted in $938,000 of the notes being converted into stock. As a result, the Company recorded an induced conversion expense of $706,000. At March 31, 2003 a total of $1,212,000 of the notes have been converted.

          In November 1999, an additional sale $750,000 of the Notes and Warrants was made to two institutional investors. These Notes were amended and restated in November 2002. The revised Notes carry an interest rate of 8% per annum. The maturity date of the Notes is September 2003 and carry a conversion feature enabling the note holder to convert principal and accrued interest into Company stock at a conversion rate of $.25 per share. The Company is also restricted in its ability to prepay these notes. In October 2000, the Company sold an additional $375,000 of Subordinated Convertible Notes, due September 30, 2002, to these institutional investors. These Notes were also amended and revised in November 2002 under the same terms and conditions as stated above.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  NOTES PAYABLE (CONTINUED)

          On all of the outstanding convertible debentures above, the Company recorded a discount of approximately $400,000 related to the beneficial conversion feature. During fiscal 2002 the per share conversion price was reset from $.80 to $.25 which resulted in an additional beneficial conversion feature related discount of $1,900,000 being recorded. The discounts have been fully amortized as of March 31, 2003.

          In conjunction with above Unit offering the Company sold warrants as part of the Subordinated Convertible Note offering with a fair value of $606,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the long-term debt and has been fully amortized at March 31, 2002. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.8125 - $1.35; zero dividends; expected volatility of 102.6%; risk free interest rate of approximately 5.5%; and an expected life of two years.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table and narrative discusses the convertible notes issued by the Company after the merger with Mobility:

          Convertible note payable (The discount on these notes has been fully
          amortized). The terms of the convertible note is as follows:            25,000

          During fiscal 2002 the Company sold $125,000 of Units of Subordinated Convertible Notes and Common Stock Purchase Warrants (Unit Offering). Each Unit consisted of a $50,000 Note and 20,000 Warrants for a purchase price of $50,500. The notes bear interest at 10% per annum. Each Note is convertible into Common Stock at $.80 per share. In October 2002 note holders were offered a reduced conversion rate of $.25 per share. A total of $100,000 was converted into stock prior to March 31, 2003. As a result, the Company recorded an induced conversion expense of $72,000.The Company recorded a discount of $66,000 for the beneficial conversion feature, which has been amortized to interest over the term of the notes. Each Warrant is exercisable at $.80 per share until October 31, 2006. The Company recorded a fair value of the warrants of $26,000. The estimated fair value of the warrants is treated as a discount on the debt and has been amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  NOTES PAYABLE (CONTINUED)

          Convertible notes payable (The discount on these notes has been fully
          amortized). The terms of the convertible notes are as follows:          163,000

          In November 2001, the Company received proceeds of $200,000 from the sale of unsecured notes and warrants to its Chairman of the Board of Directors and two shareholders. The Notes bear interest at 12% per annum and are convertible into Common Stock at $.80 per share and are due April 27, 2002. The Company did not repay the notes on their due date. The warrants are exercisable into 200,000 shares of Common Stock at $.80 per share until November 26, 2006. The fair value of the conversion feature of the notes and the fair value of the warrants exceed the face amount of the notes, therefore, the face value of the notes, $200,000, was recorded as a discount and has been fully amortized. At March 31, 2003, $37,000 of the notes has been converted at a reduced conversion rate of $.25 per share. As a result, the Company recorded an induced conversion expense of $25,000.

          Convertible loan payable (The discount on these notes has been fully
          amortized). The terms of the convertible notes are as follows:          165,000

          In December 2001, the Company closed on a series of loans totaling $500,000 collateralized by a second interest in telecom accounts receivable and certain other assets. The loans matured on April 27, 2002 and is payable with interest at 12% per annum. The loans were not completely repaid or converted on the due date. A total of $309,000 in payments has been made on the notes as of March 31, 2003. The original notes were convertible at the option of the lenders into the Company's common stock at $.80 per share. In addition, warrants were issued to purchase up to 360,000 shares of the Company's common stock at $.80 per share. The estimated fair value of the warrants is treated as a discount on the debt and was amortized over the term of the loans. In November 2002 the notes were amended to reduce the conversion rate to $.25 and to extend the due date to May 2003. Prior to March 31, 2003 one note in the amount of $26,000 was converted into stock. As a result, the Company recorded an induced conversion expense of $17,000.

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

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  NOTES PAYABLE (CONTINUED)

          Convertible notes payable (The discount on these notes has been fully
          amortized). The terms of the convertible notes are as follows:          150,000

          In May 2002, the Company received proceeds of $225,000 from the sale of unsecured notes and warrants to two existing investors. The Notes bear interest at 8% per annum and are convertible into Common Stock at $.25 per share and are due May 23, 2003. The Company did not repay the notes on their due date. The warrants are exercisable into 112,500 shares of Common Stock at $.25 per share until May 22, 2007. The fair value of the conversion feature of the notes and the fair value of the warrants exceed the face amount of the notes, therefore, the face value of the notes, $200,000, was recorded as a discount and has been amortized over the term of the notes. At March 31, 2003, $75,000 of the notes has been converted. As a result, the Company recorded an induced conversion expense of $18,000.

          Convertible loan payable (The discount on these notes has been fully
          amortized). The terms of the convertible notes are as follows:           57,000

          In June 2002 the Company received an advance from an existing investor for $77,000 in order to purchase product for resale. The Company converted the unpaid portion of this advance into a promissory note in the amount of $57,000 providing for interest at 8% per annum payable upon maturity on March 28, 2004, and convertible into common stock at the holder's option at $.25 per share. Additionally, the Company issued warrants to purchase up to 28,500 shares of the Company's common stock at $.25 per share exercisable through March 27, 2008. The fair value of the conversion feature of the notes and the fair value of the warrants were inconsequential in amount.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  NOTES PAYABLE (CONTINUED)

          Convertible loan payable (The discount on these notes has been fully
          amortized). The terms of the convertible note is as follows:            500,000

          In February 2002, the Company closed on a $500,000 unsecured loan. The loan matured on June 21, 2002 and is payable with interest at 12% per annum. Interest and principal are convertible at the option of the lenders into the Company's common stock at $.80 per share. The Company recorded a discount of $203,000 for the beneficial conversion feature, which has been amortized to interest over the term of the note. In addition, warrants were issued to purchase up to 250,000 shares of the Company's common stock at $.80 with a fair value of $141,000 to the investors in the notes. The estimated fair value of the warrants is treated as a discount on the debt and is being amortized over the term of the loans. The fair values of these warrants were estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 134%; risk free interest rate of approximately 4.5%; and an expected life of five years. The maturity date of the note was extended to September 2002 in exchange for a reduced conversion rate of $.25 per share for both the note and warrants. The loan was not repaid or converted on the revised due date. The lender became a director of the Company in November 2002.

          Convertible loan payable (The discount on these notes has been fully
          amortized). The terms of the convertible note is as follows:            500,000

          In June 2002 the Company closed on a $500,000 unsecured loan that matured on December 27, 2002 and is payable with interest at the lender's borrowing rate with the lender's lending source. The loan was not repaid or converted on the due date. Interest and principal are convertible at the option of the lender into the Company's common stock at $.25 per share. Warrants were issued to purchase up to 250,000 shares of the Company's common stock at $.25 per share. The estimated fair value of the warrants is treated as a discount on the debt and has been amortized over the term of the loan. The fair value of these warrants was estimated on the dates of grant using the Black-Scholes pricing model with the following assumptions: common stock based on quoted market prices of $.92 - $1.25; zero dividends; expected volatility of 126%; risk free interest rate of approximately 5.0%; and an expected life of five years. The lender became a director of the Company in November 2002.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  NOTES PAYABLE (CONTINUED)

          Convertible loan payable ($1,936,000 less unamortized discount of
          $800,000). The terms of the convertible note is as follows:         1,136,000

          In September 2002 an existing investor agreed to provide up to $3,000,000 in a series of advances. The note is unsecured, matures on November 12, 2005 and carries an interest rate of 5% per annum. These advances are contingent upon certain creditors of the Company agreeing to restructure, extending and/or converting to equity their obligations. This Promissory Note is convertible into Company stock at an exercise price of $.25 per share. Additionally, the Company issued to the investor 3,000,000 warrants exercisable through November 12, 2006 at an exercise price of $.25 per share. As of March 31, 2003 the Company received advances against this Promissory Note in the amount of $1,936,000 to fund purchases of product for resale as well as for other working capital needs. The Company recorded a discount of $967,000 related to a beneficial conversion and associated warrants. The discount is being amortized over the life of the note. The investor became a director of the Company in November 2002.

          Supplier notes payable                                              1,938,000

          In April 2002, the Company negotiated a restructuring of existing amounts payable to its major supplier into a promissory note in the amount of $2,611,871. Original terms included a payment of $500,000 in June 2002, with monthly payments of $100,000 for twelve (12) months, with a balloon payment of $500,000 due in December 2002 and a final balloon payment due in June 2003. Interest will accrue at 6.0% per annum and will be paid with the final balloon payment. The President of the Company and his spouse personally guarantees this note. In September 2002 the supplier agreed with the Company's request to modify the payment terms on the note. The new agreement is comprised of a monthly payment of $5,000 and additional payments based on purchasing incentives. Additionally, the maturation date of the note was extended an additional fifteen months to September 9, 2004. The purchasing incentive entails the Company paying Fujitsu an additional 5% of all purchases toward the payment of this note. The outstanding balance as of March 31, 2003 was $1,935,000.

          The Company also converted payables due to another supplier into a note. The original amount of the note was $31,000 with an interest rate of 18% per annum. The outstanding balance as of March 31, 2003 was $3,000.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  NOTES PAYABLE (CONTINUED)

Supplier note payable entered into by Active Link prior to its merger with
Mobility:                                                                     688,000

     In July 2001, in conjunction with the termination of its franchise program Active Link negotiated a restructuring of existing amounts payable into a long-term note. The vendor forgave $300,000 of the amounts payable, the Company will pay $20,000 per month with no interest for the first twelve
     (12) months and $20,000 per month plus interest at 6.75% per annum for the remaining term of the note. At March 31, 2003 the Company was in default on the payments due on the note. The note holder obtained a judgment in its favor and is seeking collection. The Company is negotiating a settlement.

Notes payable to sellers of companies acquired by Active Link prior to its
merger with Mobility:                                                         173,000

Notes payable to officer                                                      551,000

     In September 2001, prior to the merger between Active Link and Mobility, the Company's President made a loan to Mobility of $400,000 bearing interest at 6% per annum. The loan is due September 30, 2003 and has a balance as of March 31, 2003 of $301,000.

     In August 2002 the Company received net proceeds of $250,000 from a Promissory Note with an accredited investor secured by the personal residence of the Company's President. Additionally, the Company issued 300,000 shares of stock to the note holder as compensation for services rendered. This Note was due October 14, 2002 with a one-time option to extend 30 days. The Company elected to exercise this extension, however defaulted on the payment. To cure the default on this note, the Company's President elected to pay-off the principal and accrued interest in March 2003. The Company will repay the President for this advance of funds.


         Total notes payable                                                   7,409,000
         Less current maturities                                              (4,073,000)
                                                                              ----------
         Notes payable less current maturities                                $3,336,000
                                                                              ==========

The scheduled maturity of notes payable by fiscal year, exclusive of the discount, are, $4,073,000 in 2004, $1,549,000 in 2005 and $1,787,000 in 2006.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

     The Company has entered into Employment Agreements (the "Agreements") with several key individuals. Generally, the terms of these Agreements provide for a one-year term of employment and a fixed minimum amount of annual compensation and bonus-performance incentives. Total compensation paid under these Agreements during fiscal years ended March 31, 2003 and 2002 was $424,000 and $352,000, respectively.

     The future minimum payments required under these Agreements at March 31, 2003 are as follows:

                       (In Thousands)
                       --------------
                                2004             $   385
                                2005                 189
                                                 -------
                                                 $   574
                                                 =======

     OPERATING LEASES

     The Company leases office space and related facilities, equipment and vehicles under non-cancelable operating leases. Future minimum lease payments for such operating leases at March 31, 2003 are as follows:

                                                       Minimum Lease
                       (In Thousands)                     Payments
                       --------------                  -------------
                               2004                       $      155
                               2005                              153
                               2006                              147
                               2007                               79
                               2008                                -
                               Thereafter                          -
                                                          ----------
                                                          $      534

     Aggregate rental expense, net of sublease rental income of $60,000 and $69,000, under operating leases was $376,000 and $397,000 for the years ended March 31, 2003 and 2002, respectively. There is no sublease rental income in future years.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Litigation

     The Company is subject to legal proceedings and claims, which have arisen, in the ordinary course of its business. Several note holders and vendors seek payment of past due amounts owed by the Company while some of the actions seek damages and the Company is unable to estimate the magnitude of its exposure at this time. Management believes, based upon discussion with counsel, that the outcome of these matters will not have a material effect on the Company's financial position; however, there can be no assurance in this regard.


(8)  SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

     Active Link has authorized the establishment and designation of shares of Series A, B, C, D, E, F, G, H and I Preferred Stock, which may be issued with such rights and preferences as determined by the Board of Directors. There were no Preferred Stock shares in any series issued and outstanding at March 31, 2003.

     COMMON STOCK PURCHASE WARRANTS AND ACQUISITION OPTIONS

     The Company has granted warrants and acquisition options, which are summarized as follows:

                                                      Number      Weighted Average
                                                     of Shares     Exercise Price
                                                     ---------    ----------------
        Outstanding, April 1, 2001                           0          --

           Options or warrants assumed on
           recapitalization (Note 2)                 2,527,361       $1.74
           Issued                                    1,130,000         .58
           Expired                                    (135,000)       1.30
           Exercised                                        --          --
                                                     =========
        Outstanding, March 31, 2002                  3,522,361       $1.38
                                                     =========

           Issued                                    3,686,000         .25
           Expired                                    (345,000)       1.33
           Exercised                                        --          --
                                                     ---------
        Outstanding, March 31, 2003                  6,863,361       $0.78
                                                     =========

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

     COMMON STOCK PURCHASE WARRANTS AND ACQUISITION OPTIONS (CONTINUED)

     Warrants and acquisition options outstanding at March 31, 2003 will expire as follows:


                              Weighted
                               Average
                 Number       Exercise
Fiscal Years    of Shares      Price
------------    ---------     --------
      2004      1,405,530      $2.35
      2005        763,760        .75
      2006         28,071       1.50
      2007        860,000        .54
      2008      3,806,000        .25

     See Notes 6 and 10 for warrants issued.


     OTHER RELATED PARTY TRANSACTIONS

     The Company has used the services of an investment banker ("BMCG"), as a placement agent for offerings in 2003 of Common Stock and debt. During 2003, BMCG sold an aggregate of $325,000 in equity and debt securities on behalf of the Company. Additionally, BMCG assisted the Company with the solicitation of convertible note holders to convert their notes into stock. The Company paid BMCG an aggregate of $57,000 in commissions. A principal of BMCG participated as an investor in these offerings and is a principal shareholder of the Company.


(9)  BENEFIT PLANS

     STOCK OPTIONS

     The 1998 Stock Incentive Plan adopted by Active Link for its employees and consultants provides authority for the grant of options to purchase up to 2,500,000 shares of common stock. Options are granted at the quoted market value on the date of grant. The options granted are either exercisable immediately or become exercisable over a three-year period and must be exercised within five years from the date of grant. At March 31, 2003, the Company had 1,406,569 options outstanding to purchase common stock at prices ranging from $.25 to $4.00 per share, with expirations occurring through November of 2007. All options under the 1998 Plan were issued at or above the quoted market value on the date of grant.

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

     exercisable and must be exercised within five years from the date of grant. If any option grant expires or terminates, all shares which were not exercised under the option grant will become available for additional awards under the 1999 Plan. At March 31, 2003, the Company had no options outstanding to purchase common stock under the 1999 Plan.

     The following is a summary of the status of options granted under the above plans:

(In thousands, except for             Number          Aggregate     Weighted Average
share information)                   of Shares      Exercise Price   Exercise Price
------------------------------      -----------     --------------  ----------------
Balance, April 1, 2001                        0       $         0       $   0
Options assumed on
recapitalization                        999,260         1,397,616       $1.40
Granted                                 491,101           470,112       $0.96
Expired                                (520,904)         (682,462)      $1.31
                                      ---------       -----------
Balances, March 31, 2002                969,457       $ 1,185,266       $1.22
                                      =========       ===========

Granted                               1,207,750           476,938       $0.39
Expired                                (770,638)         (695,774)      $0.90
                                      ---------       -----------
Balances, March 31, 2003              1,406,569       $   966,430       $0.69
                                      =========       ===========


     The weighted average exercise price of options granted during fiscal 2003 was $0.39 per share. All options were granted at or above quoted market values for periods presented. The weighted fair value of the options granted were $.34 for the year ended March 31, 2003.

     Options outstanding at March 31, 2003 will expire as follows:

                           Weighted
                            Average
                 Number     Exercise
Fiscal Years   of Shares     Price
------------   ---------   --------
      2004      113,000      $1.34
      2005       63,500      $2.02
      2006      127,500      $0.96
      2007      394,819      $0.98
      2008      707,750      $0.25

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)  BENEFIT PLANS (CONTINUED)


     The following table summarizes the stock options outstanding granted under the Company's stock option plans at March 31, 2003:

                                 Options Outstanding              Options Exercisable
                             -----------------------------  -------------------------------
            Range of           Number     Weighted Average     Number      Weighted Average
         Exercise Prices     Outstanding   Exercise Price    Exercisable    Exercise Price
         ---------------     -----------  ----------------  -------------  ----------------
          $ 0.25 - 0.39            707,750      $0.25              0       $ N/A
            0.40 - 1.00            181,000       0.65        178,166        0.65
            1.01 - 1.30            326,819       1.04        162,278        0.54
            1.31 - 1.50            140,000       1.50        139,666        1.50
            1.51 - 4.00             51,000       2.42         51,000        2.42
                                 ---------                   -------
          $ 0.25 - 4.00          1,406,569      $ .69        531,110       $1.01
                                 =========                   =======



     401(k) PLANS

     On August 1, 1985, Active Link established an Employees' Savings Plan (ESP) for all full-time employees who have at least ninety days of continuous service and who have attained the age of eighteen. Active Link may make matching contributions of up to 50% of the participant's contribution, made via salary reduction arrangements, as described in the ESP. In addition, Active Link may also make an annual contribution from its profits. Active Link made no contributions to the ESP in fiscal 2003 and Active Link made no contributions prior to its merger with Mobility Concepts. Active Link has terminated this plan.

     Mobility provides a 401(k) employee savings plan option to all employees who meet certain eligibility requirements as defined by the plan. Mobility has elected to make matching contributions of 25 percent of the first 4 percent and 10 percent of the next 2 percent of employee voluntary contributions. Participants vest in employer contributions over a five-year period. Mobility matching contributions to the plan amount to $13,000 and $17,000 for the years ended March 31, 2003 and 2002, respectively.


(10) CONSULTING AGREEMENTS

     The Company engaged the services of investor and public relations firms in December 2001. The Company issued warrants to purchase an aggregate of 250,000 shares of Common Stock with a fair value of $192,000. The fair values of these warrants were estimated on the date of grants using the Black-Scholes pricing model. As of March 31, 2003 the fair value of the warrants has been fully amortized. The contract with both of these firms was terminated during fiscal year 2003. Under an agreement with both firms, monthly payments required under the contracts were waived and payment was limited to reimbursement of out-of-pocket expenses.

     During 1999, Mobility was sued by a former stockholder for breach of contract under a Stock Redemption Agreement, dated May 30, 1998, and for related claims. The dispute was settled in 2000

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) CONSULTING AGREEMENTS (CONTINUED)

     whereby the Company paid $200,000 to the former stockholder and entered into a Consulting Agreement with such stockholder that provides for sixty monthly payments of $12,223 through June 30, 2005. Due to a change in the relationship during the fourth quarter of fiscal 2002, management has determined that it will no longer use the services of the consultant, therefore resulting in no future benefit to the ongoing monthly payments of $12,223. Therefore, the present value of the future payments on this obligation have been recorded as a liability on the balance sheet in the amount of $359,000 and a corresponding amount has been expensed. The discount on the future payment stream to the consultant will be amortized over the remaining term of the payment stream. The Company utilized a discount rate of 18%, which management of the Company believes was its effective borrowing rate at the time.

     In October 2002 a letter agreement was executed between the Company and a consultant. The consultant was engaged to provide strategic services that includes the introduction of the Company to appropriate fund managers with the intent of raising investment capital, to finalize the negotiation of certain payables of the Company, introduce the Company to potential new customers, to increase the awareness of the Company within the financial community and other related services. As compensation for his services, the consultant was to receive a $5,000 retainer, monthly payments of $3,000 and up to 1,000,000 shares of the Company stock based upon performance. The Company issued 650,000 shares of Company stock as partial compensation to the consultant. However, in December 2002 the Company determined that the services as contracted had not been fully satisfied and under a mutual agreement with the consultant cancelled the 650,000 shares.

     In November 2002 the Company engaged the services of a new investor and public relations firm. The terms of the Service Agreement stipulate a monthly retainer of $10,000 over a term of twelve months, with a right to terminate after 90 days.

(11) INCOME TAXES

     The Company's Deferred Tax assets consist of the following as of March 31, 2003:


Tax effect of Net Operating Loss Carryforwards                        9,577,000
Impairments of Assets and Goodwill on Assets not yet sold               298,000
Other                                                                    35,000
                                                                     ----------
                                                                      9,910,000
Valuation Allowance                                                  (9,910,000)
                                                                     ----------
Net Deferred Tax Asset                                                       --

     A full valuation allowance has been provided against all the Company's deferred tax assets, as it is more likely than not that the assets will be realized.

     The Company has net operating loss carryforwards (NOL's) of approximately $25,800,000. These NOL's are severely limited by Section 382 of the IRC of 1986; therefore a substantial portion of these NOL's may never be available to the Company. The NOL carryforwards expire in varying amounts from 2005 through 2022.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) INCOME TAXES (CONTINUED)

     The Company effective tax rate of zero in 2003 differs from the federal tax rate of 34% because of the following:

Federal Statutory Rate                              (34%)
Effect of State Taxes                                (3%)
Non-deductible Permanent Differences                  5%
Increase in Valuation Allowance                      32%
                                                    ----
Effective Tax Rate                                    0%


(12) CERTAIN RISKS AND CONCENTRATIONS

     The Company's products are concentrated in the mobile computing/wireless data industry, which is highly competitive and rapidly changing. The Company's two largest customers in fiscal year 2003 comprised 23% and 14% of sales respectively, for a combined 37% of total sales. Significant technological changes in the industry could affect operating results adversely. The Company's inventories include spare parts and components, which are specialized in nature and subject to technological obsolescence.

     While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

     During the fourth quarter of fiscal 2002 the Company exceeded its credit limit with its major supplier. As a result, the supplier placed the Company on a prepayment basis for future orders. Due to the Company's cash position this had a significant impact on hindering sales. During fiscal year ending March 31, 2003 the supplier agreed to convert the balance due of approximately $2,600,000 into a Promissory Note. The original terms of the note called for monthly payments of $100,000 over twelve months with balloon payments of $500,000 to be paid in June and December 2002 and in June 2003. The Company will pay interest at a rate of 6% per annum. In September 2002 the supplier agreed with the Company's request to modify the payment terms on the note. The new agreement is comprised of a monthly payment of $5,000, a reduced interest rate of 3% and additional payments based on purchasing incentives. Additionally, the maturation date of the note was extended an additional fifteen months to September 9, 2004. The purchasing incentive entails the Company paying Fujitsu an additional 5% of all purchases toward the payment of this note. The outstanding balance as of March 31, 2003 was $1,935,000.



(13) DISCONTINUED OPERATIONS

     During the year ended March 31, 2002 the Company made the decision to discontinue its voice communication products and related technical services segment (the "Voice Segment"). Select assets of certain Colorado divisions of the Voice Segment were sold prior to March 31, 2002. On April 15, 2002 the Company sold certain assets related to its Texas division of the Voice Segment to an unrelated third party for $50,000 in cash and the assumption of $144,000 in liabilities. The Company used the proceeds from the sale, less transaction costs, to pay obligations associated with the assets sold. As of March 31, 2003 there are no remaining assets from discontinued operations, except for approximately $122,000 in accounts receivable.

                        ACTIVE LINK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SUBSEQUENT EVENTS


     The Company received net proceeds of $300,000 from a Promissory Note in July 2003 secured by a Borrower Security Agreement and Subsidiary Agreement by and between the Company and Integrated Mobile Solutions, LLC ("IMS"), dated as of June 20, 2003. The principal balance, together with accrued and unpaid interest, to accrue at 3%, is due and payable in aggregate on June 19, 2005.

     Due to continued liquidity shortages, the Company terminated the majority of its staff subsequent to March 31, 2003. Key personnel were contracted by IMS as independent contractors. IMS in turn contracted with the Company to use these individuals to minimize the impact on the Company's customers. Payment for these services was provided through draws on the aforementioned loan. The Company will continue to contract these individuals from IMS until it secures additional funding. At that time the Company intends to rehire key personnel.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ACTIVE LINK COMMUNICATIONS, INC.
                                               (a Colorado Corporation)


Dated:  July 15, 2003
                                     By: /s/ Timothy A. Ells
                                     ------------------------------------
                                     Timothy A. Ells, President and Chief
                                     Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: July 15, 2003                 By: /s/ William D. Kelly
                                         ---------------------------------------
                                         William D. Kelly, Vice President,
                                         Secretary, Treasurer and Chief
                                         Financial Officer



Dated: July 15, 2003                  By: /s/ James M. Ciccarelli
                                         ---------------------------------------
                                         James M. Ciccarelli,
                                         Chairman of the Board of Directors and
                                         Director


Dated: July 15, 2003                 By: /s/ Tamara  A. Ells
                                         ---------------------------------------
                                         Tamara A. Ells, Director


Dated: July 15, 2003                 By: /s/ Louis P. Panetta
                                         ---------------------------------------
                                         Louis P. Panetta, Director


Dated: July 15, 2003                 By: /s/ Timothy A. Ells
                                         ---------------------------------------
                                         Timothy A. Ells, Director


Dated: July 15, 2003                 By: /s/ Donnette L. Hall
                                         ---------------------------------------
                                         Donnette L. Hall, Director

                                  CERTIFICATION

     The undersigned certifies that:

     1. I have reviewed this annual report on Form 10-KSB of Active Link Communications, Inc. (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: July 15, 2003                   By: /s/ Timothy A. Ells
                                          ----------------------------
                                          Timothy A. Ells
                                          President and Chief Executive Officer

                                  CERTIFICATION


     The undersigned certifies that:

     1. I have reviewed this annual report on Form 10-KSB of Active Link Communications, Inc. (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: July 15, 2003                       By: /s/ William D. Kelly
                                              ---------------------------------
                                              William D. Kelly
                                              Chief Financial Officer

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER       DESCRIPTION
      -------       -----------
       2.           Plan of Acquisition

          (a)       Merger Agreement dated September 30, 2000 by and among IAC
                    Acquisition Corporation, Communications World International,
                    Inc., Application Consultants, Inc., Timothy L. McClung,
                    Darren L. Schaefer, Warren Shawn Kissman, Timothy L. Woods and Dennis J. Johanningmeier filed as Exhibit 2.1 to the Form 8-K dated October 4, 2000 is incorporated herein by reference.

          (b)       Amended and Restated Agreement by and among Active Link
                    Communications, Inc., ALCI Acquisition Corp., Mobility
                    Concepts, Inc., Timothy Ells, and James Ciccarelli filed as
                    Exhibit 2.1 to the Form 8-K dated November 8, 2002 is incorporated herein by reference.

          3.        Articles of Incorporation and Bylaws.

          (a) Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Registration Statement on Form SB-2 (File No.
                    33-87808) is incorporated herein by this reference.

          (b)       Amended and restated bylaws. (3)

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

          (e)       Articles of Amendment to the Articles of Incorporation dated
                    March 23, 1999. (2)

          (f)       Articles of Amendment to the Articles of Incorporation dated
                    November 8, 2000. (3)

      EXHIBIT
       NUMBER       DESCRIPTION
      -------       -----------
       10.          Material Contracts

          (a)       Amended and Restated 1997 Stock Option Plan filed as Exhibit
                    10(k) to the Report on From 10-KSB for the year ended April
                    30, 1998 is incorporated herein by this reference.

          (b)       1998 Stock Incentive Plan. (2)

          (c)       1999 Non-discretionary stock option plan. (2)

          (d)       Consulting agreement between Registrant and Bathgate
                    McColley Capital Group LLC, dated January 3, 2000 filed as
                    Exhibit 10 to the Report on Form 10-KSB for the year ended
                    April 30, 2000 is incorporated herein by this reference.

          (e)       Settlement Agreement and Release of Claims effective July
                    30, 2001, between Registrant and Toshiba American
                    Information Systems, Inc. and Promissory Note dated July 30,
                    2001, in the amount of $807,536.07. (3)

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

          (i)       Employment Agreement between Active Link Communications,
                    Inc. and David E. Welch. (1)

          (j.1)     Assignment of Accounts and Security Agreement dated December
                    21, 2001 with SPECTRUM Commercial Services Company. (1)

          (j.2)     Guaranty of Timothy Ells for Assignment of Accounts and
                    Security Agreement dated December 21, 2001 with SPECTRUM
                    Commercial Services Company. (1)

          (j.3)     Guaranty of Tamara Ells for Assignment of Accounts and
                    Security Agreement dated December 21, 2001 with SPECTRUM
                    Commercial Services Company. (1)

          (k)       Convertible Promissory Note dated November 26, 2001 between
                    Active Link Communications, Inc. and James Ciccarelli. (1)

          (l.1)     Promissory Note dated May 28, 2002 between Fujitsu PC
                    Corporation and Mobility Concepts, Inc. in the amount of $2,611,871.07. (1)

          (l.2) Guaranty of Timothy Ells and Tamara Ells for Promissory Note dated May 28, 2002 between Fujitsu PC Corporation and
                    Mobility Concepts, Inc. (1)

          (m)       Employment Agreement between William D. Kelly and Mobility
                    Concepts, Inc.

      EXHIBIT
       NUMBER       DESCRIPTIOM
      -------       -----------
          (n.1)     Convertible Promissory Note dated February 21, 2002 between
                    Active Link Communications, Inc. and Donnette Hall.

          (n.2) Warrants granted to Donnette Hall in association with the Convertible Promissory Note dated February 21, 2002.

          (n.3)     Convertible Promissory Note dated June 27, 2002 between
                    Active Link Communications, Inc. and Donnette Hall.

          (n.4) Warrants granted to Donnette Hall in association with the Convertible Promissory Note dated June 27, 2002.

          (n.5)     Convertible Promissory Note dated November 12, 2002 between
                    Active Link Communications, Inc. and Donnette Hall.

          (n.6) Warrants granted to Donnette Hall in association with the Convertible Promissory Note dated November 12, 2002.

          (o.1) Consulting agreement between Registrant and Steven Scott dated October 1, 2002.

          (o.2)     Letter agreement between Registrant and Steven Scott dated
                    December 23, 2002 rescinding the issuance of stock and revising the original consulting agreement.

          (p.1)     Promissory Note dated June 20, 2003 between Active Link
                    Communications, Inc. and Integrated Mobile Solutions, LLC.

          (p.2)     Borrower Security Agreement dated June 20, 2003 between
                    Active Link Communications, Inc. and Integrated Mobile
                    Solutions, LLC.

          (p.3)     Pledge Agreement dated June 20, 2003 between Active Link
                    Communications, Inc. and Integrated Mobile Solutions, LLC.

          (p.4)     Subsidiary Security Agreement dated June 20, 2003 between
                    Mobility Concepts, Inc. and Integrated Mobile Solutions,
                    LLC.

          (p.5)     Agreement dated June 20, 2003 between Active Link
                    Communications, Inc., Spectrum Commercial Services Company,
                    Renaissance US Growth & Income Trust PLC, Renaissance
                    Capital Growth & Income Fund III, Inc., Alan I. Goldberg,
                    Robert Nieder, Integrated Mobile Solutions, LLC and Mobility
                    Concepts, Inc.

          (q)       Letter of Intent dated July 14, 2003 between Active Link
                    Communications, Inc. and Integrated Mobile Solutions, LLC.

          (1)       Filed as an exhibit to the Report on Form 10-KSB as of March
                    31, 2002, incorporated herein by this reference.

          (2) Filed as an exhibit to the Report on Form 10-SB as amended and incorporated herein by this reference.

          (3)       Filed as an exhibit to the Report on Form 10-KSB as of April
                    30, 2001, incorporated herein by this reference.

      99.1          Section 906 certifications