Form 10QSB
period 2003-06-30
ACTIVE LINK COMMUNICATIONS INC
filed 2003-08-15
CIK 727347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                                   ----------

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: JUNE 30, 2003


         [ ] Transition period under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the transition  period  from            to           .
                                                   ----------    ---------


         Commission file No. 0-30220

                                   -----------


                        ACTIVE LINK COMMUNICATIONS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Colorado                                      84-0917382
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1840 Centre Point Drive, Naperville, IL                      60563
----------------------------------------    ------------------------------------
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

The aggregate market value of the voting stock held as of July 30, 2003 by non affiliates of the issuer was $1,210,000. As of July 30, 2003 the issuer had 27,525,597 shares of its no par value Common Stock issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2003
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash                                                                          $     35
   Trade accounts and current portion of notes receivable, less allowance for
       doubtful accounts of $492                                                      387
   Inventory                                                                          289
   Prepaid product purchases                                                           43
   Prepaid expenses and other current assets                                           39
                                                                                 --------
       Total current assets                                                           793

Property and equipment, net                                                            20
Deposits and other assets                                                              15
                                                                                 --------
                                                                                 $    828
                                                                                 ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Trade accounts payable                                                       $  4,829
    Revolving lines of credit and other short term borrowings                         268
    Current portion of notes payable (including $1,726 due to a related party)      4,521
    Accrued interest payable                                                          418
    Accrued expenses and deposits                                                   2,013
                                                                                 --------
       Total current liabilities                                                   12,049

Notes payable - Long term (including $1,936 due to a related party)                 3,326
                                                                                 --------
       Total liabilities                                                           15,375
                                                                                 --------

Stockholders' deficit:
   Preferred stock, 3,000,000 shares authorized:                                       --
   Common stock, no par value, 75,000,000 shares authorized,
       shares issued and outstanding: 27,401,464                                    2,599
   Additional paid-in capital                                                       4,590
   Excess of liabilities assumed over assets acquired, net                         (4,348)
   Accumulated deficit                                                            (17,388)
                                                                                 --------
        Total stockholders' deficit                                               (14,547)
                                                                                 --------
                                                                                 $    828
                                                                                 ========


See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
            (IN THOUSANDS OF DOLLARS, EXCEPT EARNINGS PER SHARE DATA)

--------------------------------------------------------------------------------

                                                 For the Three Months Ended June 30,
                                                 ------------------------------------
                                                        2003                2002
                                                 ----------------    ----------------
Revenue From:
   Direct equipment                              $            399    $          2,102
   Service sales                                               22                 406
                                                 ----------------    ----------------
                                                 $            421    $          2,508
                                                 ----------------    ----------------


Costs and expenses:
    Cost of direct equipment                                  331               1,708
    Cost of service sales                                      36                 200
    Selling                                                   105                 295
    General and administrative                                475                 915
    Depreciation and amortization                               1                  26
                                                 ----------------    ----------------
                                                              948               3,144
                                                 ----------------    ----------------

Loss from operations                                         (527)               (636)

OTHER INCOME (EXPENSE)
     Interest expense                                        (230)             (1,306)
     Interest and other income                                 76                   3
                                                 ----------------    ----------------
         Other expense, net                                  (154)             (1,303)
                                                 ----------------    ----------------

     Net loss                                    $           (681)   $         (1,939)
                                                 ================    ================
Loss per common share:
     Basic and Diluted
          Loss from operations                   $           (.02)   $           (.03)
          Other expense, net                                   --                (.06)
                                                 ----------------    ----------------
          Net Loss                               $           (.02)   $           (.09)
                                                 ================    ================

Weighted average number of shares outstanding:
     Basic and Diluted                                 27,457,392          20,659,497
                                                 ================    ================



See accompanying notes to consolidated financial statements

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                            (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                                    2003       2002
                                                                  -------    -------
Cash flows from operating activities:
   Loss from operations                                           $  (681)   $(1,939)
   Adjustments to reconcile to net cash used
      by operating activities:
          Depreciation and amortization                                 1         26
          Provision for losses on accounts and notes receivable        12         --
          Amortization of debt discount and debt issuance costs        81        994
          Changes in operating assets and liabilities:
               Trade accounts and notes receivable                    (39)       681
               Inventories                                            199        232
               Deposits and other assets                              (42)       134
               Checks issued in excess of funds on deposit             --       (169)
               Trade accounts payable and accrued expenses            249       (296)
                                                                  -------    -------
               Net cash used by operating activities                 (220)      (337)
                                                                  -------    -------

Cash flow from investing activities                                    --         --

Cash flows from financing activities:
    Net borrowings (repayment) under line-of-credit agreement         (55)        97
    Proceeds from issuance of convertible debt and other notes        387        514
    Repayment of notes                                                (97)      (225)
    Repayment of capital lease obligations                             --        (34)
                                                                  -------    -------
               Net cash provided by financing activities              235        352
                                                                  -------    -------

Net increase in cash                                                   15         15

Cash at beginning of the period                                        20          0
                                                                  -------    -------

Cash at end of the period                                         $    35    $    15
                                                                  =======    =======


Supplemental disclosures of cash flow information:
        Interest paid                                             $    19    $    57
        Non-cash debt discount                                         --        249



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

         These statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto, at March 31, 2003 as filed in the Company's report on Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

         The Company's financial statements for the three months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $681,000 for the three months ended June 30, 2003 and has a working capital deficit of $11,256,000 as of June 30, 2003. The working capital deficit includes Subordinated Convertible Notes of approximately $3,057,000, which are convertible into the Company's common stock at $.25 per common share. During the quarter ended June 30, 2003 $31,000 of the convertible debt and accrued interest was converted to common stock. The Company is not generating sufficient cash flow from operations to fund operations or to repay obligations as they become due.

         The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at June 30, 2003. The Company was unable to satisfy $132,000 of its payroll obligations during the reporting period, as its employees were not paid as scheduled. This brings total unpaid payroll obligations to employees to approximately $443,000. Additionally, the Company is currently in default under the payment terms on many notes made by it and is subject to various lawsuits for non-payment.

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

         To address its cash flow concerns the Company has borrowed funds. During the quarter ended June 30, 2003 the company has borrowed funds as follows:

         o        $337,000 - Borrowed from Integrated Mobile Solutions, LLC
                  (IMS), the note is due in June 2005 and secured by the Company's assets. Subsequent to June 30, 2003 the Company received an additional advance in the amount of $3,000 against this Note, bringing the aggregate balance to $340,000.

         o $50,000 - Additional advances borrowed from the Company's President. Coupled with a previous advance of $250,000 these advances were converted into a $300,000 note.

         The Company has implemented a survival plan consisting of three key elements: (1) reduction of expenses (2) creditor arrangements, and (3) additional financing. The Company believes there is a potentially significant market for its products and services if the Company were able to operate with adequate working capital and without extreme liquidity constraints. The Company believes that if all three elements of the survival plan are implemented successfully the Company can survive with the potential to grow and operate profitably.

         Due to continued liquidity problems, the Company terminated the majority of its employees in May 2003. As part of the funding arrangement with IMS, essential employees were contracted by IMS as independent contractors to continue to provide services to the Company's customers. The Company used funds made available through the loan with IMS to pay for these services. It is the Company's intent to hire back essential employees upon finalization of additional funding.

         During the past several months, the Company has been negotiating creditor discounts, extended payment terms and debt to equity conversions. Although many creditors have agreed to discounts, discussions continue with several large creditors and remain unsettled.

         The third part of the Company's strategy is to obtain additional financing. As noted, IMS has provided $340,000 in bridge financing to the Company. IMS has also informed the Company that if arrangements are made with the Company's creditors satisfactory to IMS and there are no material adverse changes to the Company's operations, IMS will attempt to raise additional financing to enable IMS to invest in the Company's securities. It is the intention of both the Company and IMS that IMS invest up to $2.0 million in the

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(2)      GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS
         (CONTINUED)

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

(3)      STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation costs for these option plans been determined based on the fair value at the grant date for options granted for the three months ended June 30, 2003 and June 30, 2002, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share applicable to common stock for those periods would have been the pro forma amounts indicated below:

(In thousands, except for                      For the Three Months     For the Three Months
share information)                              Ended June 30, 2003      Ended June 30, 2002
-------------------------                      --------------------     --------------------
Net loss applicable to common stock -
    as reported                                    $       (681)          $     (1,939)
Add: Stock based compensation included in
reported Net income (loss)                                   --                     --
Deduct: Stock based compensation
    under SFAS 123                                          (46)                   (50)
                                                   ------------           ------------
Net loss applicable to common stock -
    pro forma                                      $       (727)          $     (1,989)
                                                   ============           ============
Loss per common share -
     as reported                                   $       (.02)          $       (.09)
Loss per common share - stock based
compensation under SFAS 123                                (.01)                  (.01)
                                                   ------------           ------------
Loss per common share -
     pro forma                                     $       (.03)          $       (.10)
                                                   ============           ============

                ACTIVE LINK COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

--------------------------------------------------------------------------------

(3)      STOCK-BASED COMPENSATION (CONTINUED)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2003               2002
                                            ----------         ---------
             Risk-fee interest                 3%               4-5%
             Expected life                     5 years          5 years
             Expected volatility               126-127%         114-125%
             Expected dividend                 $0               $0

(4)      NOTES PAYABLE

         The following describes developments relating to various notes payable that occurred during the three month period ended June 30, 2003:

         As described in Note (2), the Company received a loan from IMS. The loan matures on June 19, 2005 and is payable with interest at 3% per annum. The Company has received net proceeds of $337,000 as of June 30, 2003. Subsequent to June 30, 2003 the Company received an additional advance in the amount of $3,000 against this Note, bringing the aggregate balance to $340,000.

         In August 2002 the Company received net proceeds of $250,000 from a short-term Note secured by the personal residence of the Company's President. The Company defaulted on the Note. To cure the default on this note, the Company's President agreed to personally pay-off the principal and accrued interest in March 2003 and the Company agreed to repay its President. During the quarter ending June 30, 2003 the Company received an additional $50,000 in proceeds from the Company's President. The Company converted these advances into a note for $300,000 in August 2003. This note matures in August 2004, carries an interest rate of 6% and is convertible into common stock at a price of $.25 per share. Additionally, the Company issued warrants to purchase up to 300,000 shares of the Company's common stock at $.25 per share with an expiration date of August 2009.


(5)      SUBSEQUENT EVENTS

         As noted in Note (2), the Company and IMS confirmed their intention that IMS invest up to $2.0 million in the Company through the purchase of the Company's common stock based upon a 50% discount on the then current market price, with a floor of $.04 per share. Additionally, Tamara Ells resigned as the President/CEO of Mobility Concepts, Inc and assumed the role of President for IMS.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements herein, other than historical fact, may be deemed forward-looking. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors which could cause actual results to differ materially from those in forward-looking statements, include, among others, the ability to obtain additional financing, which is not assured; continued forbearance of, and arrangements with, creditors; price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the Company's relationship with its suppliers and suppliers' ability to provide products on a timely basis; the achievement of lower costs and expenses; reliance on large customers; the Company's ability to attract acquisition candidates and to successfully integrate acquisitions into the Company's business; interest rate fluctuations and other general economic conditions, as discussed in the Company's report on Form 10-KSB for the year ended March 30, 2003. In light of the assumptions and uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the plans of the Company will be realized.

Results of Operations and Cash Flows

For the three month period ended June 30, 2003, the Company reported a net loss of $681,000, as compared to a net loss of $1,939,000 for the comparable period ended June 30, 2002. The loss from operations for these two periods was $527,000 and $636,000 respectively.

Total revenue for the quarter ended June 30, 2003 was $421,000 compared to total revenue of $2,508,000 for the quarter ended June 30, 2002.

The decrease in sales for the three month period continues to be caused by supplier requirements to prepay product purchases, thereby limiting sales based upon available capital. Also, the implementation of several major customer projects was delayed. The gross margin percentage on direct equipment sales dropped slightly from 19% for the three months ended June 30, 2002 to 17% for the three months ended June 30, 2003. The higher gross margin for the prior year quarter reflects the impact of positive inventory adjustments of $116,000 recorded in that quarter. The gross margin percentage on direct equipment adjusted to exclude the impact of the inventory adjustments is 13% for the three months ended June 30, 2002.

Selling expenses for the three month period ended June 30, 2003 were $105,000. This represents a reduction of $190,000 from the same period of the prior year's selling expenses of $295,000. The 64% decrease for the three month period was due to the drastic reduction in revenues, which eliminated the payment of sales commissions, coupled with the reduction in the sales staff.

General and administrative expenses decreased by $440,000, from $915,000 for the three month period ended June 30, 2002 to $475,000 for the same period for the current fiscal year. The primary factor in the significant reduction in general and administrative expenses is the substantial cutback in salaries and staffing levels. The transition of the Company's corporate headquarters from Denver to Naperville during the quarter ended June 30, 2002 created some overlap in office salaries and expenses. The elimination of these expenses for the quarter ended June 30, 2003 removed $103,000 in general and administrative expense. Additionally, aggressive reduction of staff during the current fiscal year period resulted in a reduction of salaries and related expenses of approximately $445,000. Offsetting these decreases in general and administrative expenses was an increase in outside service expense related to the use of third party contract labor in the amount of $42,000 for the quarter ended June 30, 2003. There was also an increase in financing fees from quarter ended June 30, 2002 to quarter ended June 30, 2003 of $19,000 reflecting charges for minimum fee requirements associated with the Company's credit facility.

Interest expense for the quarter ended June 30, 2003 was $230,000 compared to $1,306,000 for the quarter ended June 30, 2002 representing a decrease of $1,076,000. Of this decrease, $994,000 can be attributed to the amortization of imputed interest relating to the issuance of convertible debt and related warrants that was recorded in the prior year quarter. The renegotiated terms on the promissory note with a major supplier resulted in a reduction in the interest rate that generated a decrease in interest expense of $80,000 for the current quarter compared to the prior year quarter.

During the three months ended June 30, 2003, $220,000 of cash was used by the Company's operations, which compares to $337,000 used in the three months ended June 30, 2002. However, as previously indicated the Company had a loss of $681,000 during the three months ended June 30, 2003 as compared to a loss of $1,939,000 for the three months ended June 30, 2002. The major difference between cash used in operations and the net loss during 2003 was the amortization of debt discounts and debt issuance costs of $994,000 in the quarter ended June 30, 2002 compared to $81,000 in the quarter ended June 30, 2003. Additionally, accounts receivable for the quarter ended June 30, 2003 increased by $39,000 compared to a decrease of $681,000 for the quarter ended June 30, 2002. Sources of cash provided by operating activities for this three month period include a decrease in inventory as a result of a credit for returned product of $157,000. The increase in accounts payable and accrued expenses of $249,000 is net of a reclassification of a trade payable of $67,000 that was converted into a note payable. The increase in accounts payable and accrued expenses was predominately comprised of accrued payroll and accrued interest. Cash flows from financing activities in 2003 of $235,000 represent additional borrowings of $387,000, offset by $97,000 of repayments on notes.

Lack of Working Capital; Need for Additional Financing

The Company's financial statements for the three months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital deficit increased by $689,000 from $10,567,000 as of March 31, 2003 to $11,256,000 as of June 30, 2003. The
increase in the working capital deficit was principally caused by the increase in the issuance of new notes payable of $387,000, the decrease in inventory of $187,000 resulting from product returns and the increase in accrued liabilities of $132,000 relating to accrued salaries.

The Company's operations have historically been adversely affected by a lack of working capital. The Company uses lines of credit from a finance company, which are limited to the extent of available collateral. The Company's lines of credit are fully utilized to the extent of available collateral at June 30, 2003. The Company was unable to satisfy $132,000 of its payroll obligations during the reporting period, as its employees were not paid as scheduled. This brings total unpaid payroll obligations to employees to approximately $443,000. Additionally, the Company is currently in default under the payment terms on many notes made by it and is subject to various lawsuits for non-payment.

In order to obtain additional cash the Company engaged in the following finance activities during the period:

         In June 2003, the Company closed on a loan with IMS that is secured by the Company's assets. The loan matures on June 19, 2005 and is payable with interest at 3% per annum. The Company has received net proceeds of $337,000 as of June 30, 2003. Subsequent to June 30, 2003 the Company received an additional advance in the amount of $3,000 against this Note, bringing the aggregate balance to $340,000.

         During the quarter ended June 30, 2003 the Company received an additional $50,000 in proceeds from the Company's President in addition to a previous advance of $250,000. The Company converted these advances into a note for $300,000 in August 2003.

The working capital deficit includes Subordinated Convertible Notes of approximately $3,057,000, which are convertible into the Company's common stock at $.25 per common share.

The lack of available funding impedes the Company's ability to fund additional product purchases and to expand its business operations. The Company has $4,829,000 of trade accounts payable which are currently due and payable; $268,000 of revolving lines of credit that are due and payable as the Company collects its accounts receivables; $7,847,000 of notes payable, of which $4,993,000 are convertible into the Company's Common Stock at a price of $.25 per share; and $2,431,000 of other liabilities that will be due and payable within one year.

The Company has implemented a survival plan consisting of three key elements:
(1) reduction of expenses (2) creditor arrangements, and (3) additional financing. Based on the Company's belief in the potential market for its products and services, the Company believes that if all three elements are implemented successfully, that the Company can survive and has the potential to grow and operate profitably. The Company entered a relationship with Integrated Mobile Solutions, Inc. (IMS) whereby IMS provided the Company with a loan to continue minimal operations. Due to continued liquidity problems, the Company terminated the majority of its employees. As part of the funding arrangement with IMS, essential employees were contracted by IMS as independent contractors to continue to provide services to the Company's customers. The Company used funds made available through the loan with IMS to pay for these services. It is the Company's intent to hire back essential employees upon finalization of additional funding.

During the past several months, the Company has been negotiating creditor discounts, extended payment terms and debt to equity conversions. Although many creditors have agreed to discounts, discussions continue with several large creditors and remain unsettled.

The third part of the Company's strategy is to obtain additional financing. During the quarter ended June 30, 2003, Integrated Mobile Solutions, LLC ("IMS"), a recently formed entity, loaned the Company $337,000 in bridge financing. The loan is secured by substantially all of the Company's assets. IMS has also informed the Company that if arrangements are made with the Company's creditors satisfactory to IMS and there are no material adverse changes to the Company's operations, IMS will attempt to raise additional financing to enable IMS to invest in the Company's securities. It is the intention of both the Company and IMS that IMS invest up to $2.0 million in the Company through the purchase of the Company's common stock based upon a

50% discount on the then current market price, with a floor of $.04 per share. Much of this investment may come in the form of a note that would automatically convert into common stock upon approval of the Company's shareholders of an increase in the authorized shares of the Company's stock. IMS does not have substantial funds and may not be able to fund the intended purchase.

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


Critical Accounting Policies and Estimates

Significant accounting policies and estimates used in the preparation of these consolidated condensed financial statements were previously disclosed in the Company's report on Form 10-KSB filed for the fiscal year ended March 31, 2003. The Company follows the same accounting policies in preparation of interim reports. Additionally, there were estimates made related to litigation claims. The Company has made its best estimate as to what is appropriate, though these estimates may change in the future.

ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II


                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in the following significant legal proceedings:

1. Toshiba America Information System, Inc. v. Active Link Communications, Inc., et al. As previously reported in the report on Form 10-KSB for the year ended March 31, 2003, this matter is pending in Orange County Superior Court in California. Toshiba filed suit on September 23, 2002, alleging that the Company breached a settlement agreement and promissory note. Toshiba is seeking payments due under the note, in addition to twenty-five percent (25%) of net proceeds from any sale of business units sold by the Company. Toshiba is also seeking interest and costs. On March 3, 2003, Toshiba was granted a Default Judgment in the amount of $777,000. On March 27, 2003, Toshiba served a Notice of Filing of Foreign Judgment, by which Toshiba, as a judgment creditor, filed the Agreed Judgment in the District Court for Arapahoe County in Colorado. The Company continues to seek to negotiate a settlement of this action.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As described in Notes (2) and (4) to the financial statements in Part I, Item 1, the Company made notes to lenders during the quarter ended June 30, 2003. The lenders are sophisticated investors who were provided information regarding the Company. The Company relied upon Section 4(2) of the Securities Act in connection with these private transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         31. Section 302 Certifications

         32. Section 906 Certifications





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ACTIVE LINK COMMUNICATIONS, INC.
                                  ----------------------------------------------
                                                 (Registrant)


Date:  August 15, 2003             /s/  Timothy A. Ells
       ---------------            ----------------------------------------------
                                        Timothy A. Ells, President and Chief
                                        Executive Officer



Date:  August 15, 2003             /s/  William D. Kelly
       ---------------            ----------------------------------------------
                                        William D. Kelly, Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
     31.     Section 302 Certifications

     32.     Section 906 Certifications